Form 10-Q
period 2008-06-30
Liberto, Inc.
filed 2008-07-24
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of June 30, 2008 (unaudited);
F-2	Statements of Operations for the three and six months ended June 30, 2008 and period from November 8, 2007 (Inception) to June 30, 2008 (unaudited);
F-3	Statements of Stockholders’ Equity for period from November 8, 2007 (Inception) to June 30, 2008 (unaudited);
F-4	Statements of Cash Flows for the three and six months ended June 30, 2008 and period from November 8, 2007 (Inception) to June 30, 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of June 30, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	-0-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Six Months Ended June 30, 2008
Period from November 8, 2007 (Inception) to June 30, 2008

	Three months ended June 30, 2008	Six months ended June 30, 2008	Period from November 8, 2007 (Inception) to June 30, 2008
Revenues	$-0-	$-0-	$-0-

Expenses:
Professional fees	2,000	39,000	43,000

Net Loss	$(2,000)	$(39,000)	$(43,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from November 8, 2007 (Inception) to June 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(39,000)	(39,000)
Balance, June 30, 2008	2,150,000	$2,150	$40,850	$(43,000)	$-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months and Six Months ended June 30, 2008
Period from November 8, 2007 (Inception) to June 30, 2008

	Three months ended June 30, 2008	Six months ended June 30, 2008	Period From November 8, 2007 (Inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(39,000)	$(43,000)
Change in non-cash working capital items
Prepaid expenses	2,000	4,000	-
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET DECREASE IN CASH	(2,000)	(35,000)	-0-

Cash, beginning of period	2,000	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2008 the Company had $-0- of cash.

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
June 30, 2008

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

NOTE 2 – INCOME TAXES

For the period ended June 30, 2008, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $43,000 at June 30, 2008, and will expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$14,500
Valuation allowance	(14,500)
Net deferred tax asset	$-

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 3 – LIQUIDITY AND GOING CONCERN

Liberto has no working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

▪
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers, grocery stores, and restaurants. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and Period from November 8, 2007 (Date of Inception) until June 30, 2008

We generated no revenue for the period from November 8, 2007 (Date of Inception) until June 30, 2008. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.

Our Operating Expenses for the three months ended June 30, 2008 were $2,000.  Our Operating Expenses for the six months ended June 30, 2008 were $39,000.  Our Operating Expenses from November 8, 2007 (Date of Inception) to June 30, 2008 were $43,000. For each period our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended June 30, 2008, $39,000 for the six months ended June 30, 2008, and $43,000 for the period from November 8, 2007 (Date of Inception) until June 30, 2008. Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2008, we had no current assets and no current liabilities. Thus, we have no working capital of June 30, 2008.

Operating activities used $43,000 in cash for the period from November 8, 2007 (Date of Inception) until June 30, 2008. Our net loss of $43,000 represented all of our negative operating cash flow while. Financing Activities during the period from November 8, 2007 (Date of Inception) until June 30, 2008 generated $43,000 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of June 30, 2008, we had $0 in cash.

As of June 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have no working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.
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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Liberto, Inc.

Date:	July 23, 2008

By: /s/ Rosielyn S. Baclig Rosielyn S. Baclig Title: Chief Executive Officer and Director