Form 10-Q
period 2008-09-30
Liberto, Inc.
filed 2008-11-07
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2008 (audited);

F-2	Statements of Operations for the Nine Months and Three Months ended September 30, 2008 and period from November 8, 2007 (Inception) to September 30, 2008 (unaudited);

F-3	Statements of Stockholders’ Deficit for period from November 8, 2007 (Inception) to September 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the Nine Months and Three Months ended September 30, 2008 and period from November 8, 2007 (Inception) to September 30, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

ASSETS	September 30, 2008 (unaudited)	December 31, 2008 (audited)

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$2,000	$-0-

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(45,000)	(4,000)
Total stockholders’ deficit	(2,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$39,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Nine Months and Three Months Ended September 30, 2008
Period from November 8, 2007 (Inception) to September 30, 2008

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Period from November 8, 2007 (Inception) to September 30, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	41,000	2,000	45,000

Net Loss	$(41,000)	$(2,000)	$(45,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from November 8, 2007 (Inception) to September 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the nine months ended September 30, 2008	-	-	-	(41,000)	(41,000)
Balance, September 30, 2008	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months and Three Months Ended September 30, 2008
Period from November 8, 2007 (Inception) to September 30, 2008

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Period From November 8, 2007 (Inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(2,000)	$(45,000)
Change in non-cash working capital items		0	0
Prepaid expenses	4,000
Accrued expenses	2,000	2,000	2,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	0	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	0	0	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

LIBERTO, Inc. (“Liberto”) is a development stage company and was incorporated in Nevada on November 8, 2007.  Liberto is in the business of developing, manufacturing, and selling imitation lobster meat, and presently operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the period ended December 31, 2007 as reported in Form SB-2, have been omitted.

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Liberto’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at December 31, 2007 consisted of an advance retainer paid to the Company’s outside independent auditors for services to be rendered for periods after the Company’s year-end.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at September 30, 2008 consisted of amounts owed to the Company’s outside independent auditors for services to be rendered for the period ended September 30, 2008.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 4 – INCOME TAXES

For the period ended September 30, 2008, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at September 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$15,300
Valuation allowance	(15,300)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Liberto has negative working capital, has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and Period from November 8, 2007 (Date of Inception) until September 30, 2008

We generated no revenue for the period from November 8, 2007 (Date of Inception) until September 30, 2008. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.

Our Operating Expenses for the three months ended September 30, 2008 were $2,000.  Our Operating Expenses for the nine months ended September 30, 2008 were $41,000.  Our Operating Expenses from November 8, 2007 (Date of Inception) to September 30, 2008 were $45,000. For each period our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended September 30, 2008, $41,000 for the nine months ended September 30, 2008, and $45,000 for the period from November 8, 2007 (Date of Inception) until September 30, 2008. Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2008, we had no current assets and $2,000 in current liabilities. Thus, we have a negative working capital of September 30, 2008.

Operating activities used $43,000 in cash for the period from November 8, 2007 (Date of Inception) until September 30, 2008. Our net loss of $45,000 represented a significant portion of all of our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until September 30, 2008 generated $43,000 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of September 30, 2008, we had $0 in cash.

As of September 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have a negative working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

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

Liberto, Inc.

Date:	November 3, 2008

By: /s/ Rosielyn S. Baclig Rosielyn S. Baclig Title: Chief Executive Officer and Director