Form 10-K
period 2008-12-31
Liberto, Inc.
filed 2009-03-18
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148775

Liberto, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 63-920-938-0830
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of March 12, 2009.

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Liberto Inc.” in the State of Nevada on November 8, 2007. We are engaged in the business of developing, manufacturing, and selling imitation lobster meat specifically for major food retailers in Southeast Asia.

Business of Company

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

Surimi

Surimi (Chinese: 魚漿; pinyin: yú jiāng; literally "fish puree/slurry", Japanese: 擂身, lit. "ground meat") is a Japanese word which refers to a food product typically made from white-fleshed fish, such as pollock or hake, that has been pulverized to a paste and attains a rubbery texture when cooked.

The process for making surimi was developed in many areas of East Asia over 900 years ago. The industrialized surimi-making process was developed in 1960 by Nishitani Yōsuke of Japan's Hokkaidō Fisheries Experiment Institute to process the increased catch of fish, to revitalize Japan's fish industry, and to make use of what previously was considered "fodder fish." Lean meat from fish or land animals is first separated or minced. The meat then may be rinsed numerous times to eliminate undesirable odors. The resulting meat is then beaten and pulverized to form a gelatinous paste. Depending on the desired texture and flavor of the surimi product, the gelatinous paste is mixed with differing proportions of additives such as starch, egg white, salt, vegetable oil, sorbitol, sugar, soy protein, and seasonings. If the surimi is to be packed and frozen, food-grade cryoprotectants also are added while the meat paste is being mixed. The resulting paste, depending on the type of fish and whether it was rinsed in the production process, is typically tasteless and must be flavored. According to the USDA Food Nutrient Database 16-1, fish surimi contains about 76% water, 15% protein, 6.85% carbohydrate, 0.9% fat, and 0.03% cholesterol. In North America and Europe, surimi also alludes to fish-based products manufactured using this process. A generic term for fish-based surimi in Japanese is "fish-puréed products" (魚肉練り製品 gyoniku neri seihin).

Under most circumstances, surimi is immediately processed, formed and cured into surimi products at the time it is produced. The curing of the fish paste is caused by the polymerization of myosin when heated. The species of fish is the most important factor that affects this curing process. Many pelagic fish with higher fat contents lack the heat-curing myosin, hence they are not suitable for making surimi.

Surimi is a highly-utilized food product in many Asian cultures and is available in many shapes, forms, and textures. In Japan, fish cakes (Kamaboko) and fish sausages, as well as other extruded fish products are commonly sold as cured surimi. In Chinese cuisine, fish surimi, often called "fish paste," is used directly as stuffing or made into balls. Fried, steamed, and boiled surimi products are also commonly found in Southeast Asian cuisine. The most common surimi product in the Western market is imitation or artificial crab legs. Such a product is often sold as sea legs and krab in America.

The following fish are often used in the production of surimi:
•	Milkfish (Chanos chanos)
•	Swordfish (Xiphias gladius)
•	Tilapia
•	(Oreochromis mossambicus)
•	(Oreochromis niloticus niloticus)
•	Big-head pennah croaker (Pennahia macrocephalus)
•	Golden threadfin bream (Nemipterus virgatus)
•	Cod (Gadus morhua)
•	Bigeyes (Priacanthus arenatus)
•	Pacific whiting (Merluccius productus)
•	Alaska pollock (Theragra chalcogramma)
•	Various shark species

Surimi is often utilized in the production of a variety of processed foods. Additionally, surimi allows a manufacturer to imitate the texture and taste of a more expensive product such as lobster tail using relatively low-cost ingredients. Surimi is sometimes simply labeled "imitation crabmeat," "imitation lobster," etc., or more recently in the US "crab- (or lobster-, etc.) flavored seafood, made with surimi, a fully cooked fish protein." Surimi products are often used as an ingredient in salads, casseroles and soups. Surimi is also an inexpensive source of protein, usually costing just 10 percent or less of the cost of the seafood it replaces.

Surimi Industry

According to the December 2006 Food and Agriculture Organization of the United Nations (“FAO”) Surimi Market Report, global production of surimi in 2004 was between 860,000 and 1,150,000 metric tons, depending on the calculation method. However, total output as evaluated by industry insiders is lower, at 750,000 metric tons, corresponding to about 2-3 million metric tons of processed wild fish.

Expansion of surimi production first relied on Alaska pollock catches, but now over 50% of global production is based on new fish species that are caught all over the world. Either coldwater white fish species (for example Pacific Whiting, Hoki, Northern and Southern Blue Whiting), or coldwater pelagic fishes (for example Peruvian anchovy, Atka Mackerel, Jack Mackerel) can be utilized, but more often tropical fish species such as Threadfin bream (known as Itoyori), Lizard Fish, and Bigeye are used.

For the industry to meet the world’s increasing demand, technicians and scientists are constantly working to adapt surimi production technologies to new aquatic species, including to cephalopods, like Giant Squid. Trials of never-frozen surimi production were also recently reported in India.

Production has almost doubled in the last 10 years, and volumes of available surimi continue to grow due to additional countries contributing to the production of surimi. In addition to countries that have been historically important in surimi production (USA, Thailand and Japan), various new ones are becoming more and more important: in Asia (China, Vietnam, India, Malaysia, Indonesia, Myanmar), in South America (Argentina, Chili, Peru) and in Western Europe (Faeroe Islands, France).

Although frozen imitation crabmeat still remains the most popular product by volume, producers are developing new recipes and are presenting a wide range of new products, with over 40 different items now available. New production trends are now targeted to match consumption preferences: development of fresh products, snacks, food for children, organic products, high value products, and inexpensive products.

Our Product

The thriving Southeast Asian Surimi Industry and rising demand for surimi products globally as an affordable and palatable alternative to expensive seafood products such as real lobster, have resulted in what we anticipate will be a highly receptive potential market for our Product.

We are in the process of developing imitation lobster meat specifically for major food retailers in Southeast Asia. The mixture from which we produce the imitation lobster meat consists of ground fish fillet, shrimp meat, crab meat, potato starch, sodium alginate, egg, lobster flavor, S.M.G., sugar, and salt. We are in the process of refining the formula for our Product, which will be integral to its success. We are designing and developing our Product by conducting experiments to improve on flavor and cost. These experiments include testing different ingredients and percentage ratios. We are searching for the highest quality ingredients at the lowest price available in the market in our efforts to refine flavor and reduce cost. We are also researching the benefits of adding more ingredients to further improve our Product. Our intent in refining our Product is to ensure that it is inexpensive and flavorful, thus driving consumer demand for our Product.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell imitation lobster meat to food retailers. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
Wegmans Food Markets Inc. imitation seafood products are made of finely minced pollock and whiting from the Pacific, both plentiful, under-utilized species. The fish is washed, pressed to remove the water, salted and seasoned, colored, shaped and cooked. It is sold refrigerated, never frozen. The airtight package provides extended freshness. The three new products with their Omega-3 levels are: Imitation Crab Legs with 210 mg of Omega-3 fats per ½ cup serving, Imitation Lobster Meat with 250 mg of Omega-3s, and the Shrimp Combo, with 300 mg of Omega-3s per serving.

•
Han il Corporation makes Imitation Lobster Tails molded out of Surimi (white pollock meats), mixed with various ingredients (lobster extract, lobster flavor, wheat starch, seasoning etc.) in a Lobster-Tail shape. Han il corporation declares itself “the largest direct exporter of High Quality Surimi Seafood's from Korea to World wide.”

•	Asia Fish Source Company Ltd. makes imitation prawn-lobster tail in red and paprika orange color.
•	Joinseafoods Processing Co., Ltd. makes imitation lobster tail that is 50% surimi content and orange in color.
•
Asian Star brand Surimi seafood by Zaloom Marketing makes Surimi seafood products from Thailand, Korea, China, Singapore, and Malaysia. These products include imitation crab flakes, imitation crab sticks, imitation crab legs, imitation unbreaded scallops, and “value added seafoods,” such as imitation breaded scallops, imitation breaded crab claws, sushi products, sushi sticks, imitation crab shreds, minced sticks, filament sticks, imitation shrimp, and imitation lobster. Zaloom Marketing claims Asian Star to be “the largest direct importer of High Quality Surimi Seafood from Asia to America,” also claiming to “import from only the best quality producers in Asia,” with over 15 years of experience in Surimi.

•
Lucky Union Foods Co., Ltd. Started commercial operations in 1992. The company asserts that it is “known and trusted as a leading & reliable manufacturer and exporter of surimi-based products,” and that “every product type is made in strict accordance with good manufacturing practices (“GMP”) criteria and controlled by Hazard Analysis Critical Control Points (“HACCP”) at each stage from start through to final customer delivery.”

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final formula for our Product, we intend to file a patent on its unique mixture. We will file for patent pending status as we design and develop a mixture for our first imitation lobster meat sample. We will apply for patent protection and/or copyright protection in the Philippines, the United States, and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the seafood industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in the Philippines are not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. We intend on employing sales representatives in the Philippines when our product is ready for production and shipping and in various provinces of China when we are ready to expand internationally.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our operations office is located at Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban, Rizal, the Philippines.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.
PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “LBRT.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2008, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
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

•
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers, grocery stores, and restaurants. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product. A cost conscious public could pull our Product through the supply chain if they are properly educated regarding our Product.

•
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

•
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting food merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

•
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

•
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

Results of Operations for the Year Ended December 31, 2008 and 2007 Period from November 8, 2007 (Inception) Through December 31, 2008

We generated no revenue for the period from November 8, 2007 (Date of Inception) until December 31, 2008.  We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.

Our operating expenses were $45,000 for the year ended December 31, 2008, and $49,000 for the period from November 8, 2007 (Inception) until December 31, 2008.  Our operating expenses for the year ended December 31, 2008 consisted of $45,000 in professional fees.  Our operating expenses for the period from November 8, 2007 until December 31, 2008 consisted of $49,000 in professional fees.

We, therefore, recorded a net loss of $45,000 for the year ended December 31, 2008, and $49,000 for the period from November 8, 2007 (Date of Inception) until December 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $0 in current assets at December 31, 2008.  We had $6,000 in current liabilities as of December 31, 2008. As such, at December 31, 2008, we had a working capital deficit of $6,000.

Operating activities used $43,000 in cash for the period from November 8, 2007 (Date of Inception) until December 31, 2008. Our net loss of $49,000 represented a significant portion of all of our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until December 31, 2008 generated $43,000 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of December 31, 2008, we had $0 in cash.

As of December 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, have incurred operating losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Rosielyn S. Baclig.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2008 are as follows:

Name	Age	Position Held with the Company
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	30	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	29	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Rosielyn S. Baclig is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Rosielyn S. Baclig obtained a Master’s of Business Administration from the University of Santo Tomas in Espana, Manila in March of 2007. She worked as the accounting manager for South Star Inc. from June of 2006 until leaving to focus full time on her education in December of 2006. Prior to that, Ms. Baclig earned her Bachelor’s of Science degree in Accountancy from Mariano Marcos State University Batac in Ilocos Norte, Philippines in 1999.

Edmundo Oblenida Carreos is our director. Mr. Yap obtained his Bachelor’s of Science Degree from Pamantasa ng Lunsod ng Pasay in 1999. He has worked as a Product Manager for Pilipinas Makro, Inc. since 1999.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Rosielyn S. Baclig and Edmundo Oblenida Carreos.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Rosielyn S. Baclig, at the address appearing on the first page of this annual report.

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rosielyn S. Baclig	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2008.

Stock Option Plans

We did not have a stock option plan as of December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of January 15, 2008.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$9,000	-	-	-
2007	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;
F-3	Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from November 8,2007 (Date of Inception) to December 31, 2008;
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to December 31, 2008;
F-5	Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 22, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Liberto, Inc.

By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 12, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 12, 2009

By:	/s/ Edmundo Oblenida Carreos
Edmundo Oblenida Carreos Director
March 12, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Liberto, Inc.
Philippines

We have audited the accompanying balance sheets of Liberto, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from November 8, 2007 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberto, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from November 8, 2007 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
March 11, 2009

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2008 and December 31, 2007

ASSETS	December 31, 2008	December 31, 2007

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Due to officer	$6,000	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(49,000)	(4,000)
Total stockholders’ equity (deficit)	(6,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2008
Period from November 8, 2007 (Inception) to December 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from November 8, 2007 (Date of Inception) to December 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	45,000	4,000	49,000

Net Loss	$(45,000)	$(4,000)	$(49,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from November 8, 2007 (Inception) to December 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended December 31, 2008	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Year Ended December 31, 2007 and 2008
Period from November 8, 2007 (Inception) to December 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period From November 8, 2007 (Inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,000)	$(4,000)	$(49,000)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
Accrued expenses	6,000	-0-	6,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(8,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000	43,000
NET DECREASE IN CASH	(35,000)	35,000	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$35,000	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Liberto, Inc. (“Liberto”) is a development stage company and was incorporated in Nevada on November 8, 2007.  The Company is engaged in the business of developing, manufacturing, and selling artificial lobster meat (the “Product”) specifically for major food retailers in Southeast Asia. Liberto operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2008 and 2007, respectively, the Company had $-0- and $35,000 of cash.

Fair Value of Financial Instruments

Liberto’s financial instruments consist of cash and cash equivalents and amounts due to officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
December 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at December 31, 2007 consisted of an advance retainer paid to the Company’s independent auditors for services to be rendered for periods after the Company’s year-end.

NOTE 3 – DUE TO OFFICER

Due to officer at December 31, 2008 consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to January 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – INCOME TAXES

For the periods ended December 31, 2008, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,000 at December 31, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$16,660
Valuation allowance	(16,660)
Net deferred tax asset	$-

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