Form 10-Q
period 2009-03-31
Liberto, Inc.
filed 2009-05-05
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of May 1, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Statements of Operations for the Three Months ended March 31, 2009 and 2008, and period from November 8, 2007 (Inception) to March 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from November 8, 2007 (Inception) to March 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008, and period from November 8, 2007 (Inception) to March 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

ASSETS	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Due to officer	$8,000	$6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(51,000)	(49,000)
Total stockholders’ deficit	(8,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended March 31, 2009 and 2008
Period from November 8, 2007 (Inception) to March 31, 2009

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from November 8, 2007 (Date of Inception) to March 31, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	37,000	51,000

Net Loss	$(2,000)	$(37,000)	$(51,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from November 8, 2007 (Inception) to March 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended March 31, 2009	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)
Net loss for the year ended March 31, 2009	-	-	-	(2,000)	(2,000)
Balance, March 31, 2009	2,150,000	$2,150	$40,850	$(51,000)	$(8,000)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Month Ended March 31, 2009 and 2008
Period from November 8, 2007 (Inception) to March 31, 2009

	Three Month Ended March 31, 2009	Three Month Ended March 31, 2008	Period From November 8, 2007 (Inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(37,000)	$(51,000)
Change in non-cash working capital items
Prepaid expenses	-0-	2,000	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,000)	(35,000)	(51,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	2,000	-0-	8,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	-0-	51,000

NET INCREASE (DECREASE) IN CASH	-0-	(35,000)	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2009 and 2007, respectively, the Company had $-0- and $35,000 of cash.

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
March 31, 2009

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

NOTE 2 – DUE TO OFFICER

Due to officer at March 31, 2009 consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to January 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended March 31, 2009, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $51,000 at March 31, 2009, and will expire beginning in the year 2027.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$17,340
Valuation allowance	(17,340)
Net deferred tax asset	$-

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008, and Period from November 8, 2007 (Date of Inception) until March 31, 2009

We generated no revenue for the period from November 8, 2007 (Date of Inception) until March 31, 2009. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.

Our Operating Expenses for the three months ended March 31, 2009 were $2,000.  Our Operating Expenses for the three months ended March 31, 2008 were $37,000.  Our Operating Expenses from November 8, 2007 (Date of Inception) to March 31, 2009 were $51,000. For each period our Operating Expenses consisting entirely of Professional Fees. Our operating expenses were significantly greater in the three months ended March 31, 2008 than in the same period 2009 as a result of fees associated with filing our registration statement with the SEC.

We, therefore, recorded a net loss of $2,000 for the three months ended March 31, 2009, $37,000 for the three months ended March 31, 2008, and $51,000 for the period from November 8, 2007 (Date of Inception) until March 31, 2009. Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2009, we had no current assets and $8,000 in current liabilities. Thus, we had a working capital deficit of $8,000 as of March 31, 2009.  We owe $8,000 to our officer and director for amounts advanced for our working capital needs.  The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $51,000 in cash for the period from November 8, 2007 (Date of Inception) until March 31, 2009. Our net loss of $51,000 was the sole factor of our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until March 31, 2009 generated $51,000 in cash during the period, which included $43,000 from the sale of stock and $8,000 as proceeds of a loan from our officer and director.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of March 31, 2009, we had $0 in cash.

As of March 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Liberto, Inc.

Date:	May 1, 2009

By: /s/ Rosielyn S. Baclig Rosielyn S. Baclig Title: Chief Executive Officer and Director