Form 10-K
period 2009-12-31
Liberto, Inc.
filed 2010-03-30
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of March 30, 2009.

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

Surimi

Surimi (Chinese: 魚HYPERLINK "http://en.wiktionary.org/wiki/%E6%BC%BF"漿; pinyin: yú jiāng; literally "fish puree/slurry", Japanese: 擂HYPERLINK "http://en.wiktionary.org/wiki/%E3%82%8A"りHYPERLINK "http://en.wiktionary.org/wiki/%E8%BA%AB"身, lit. "ground meat") is a Japanese word which refers to a food product typically made from white-fleshed fish, such as pollock or hake, that has been pulverized to a paste and attains a rubbery texture when cooked.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2009.

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

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

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

Holders of Our Common Stock

As of December 31, 2009, we had forty (40) shareholders of record.

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

Results of Operations for the Year Ended December 31, 2009 and 2008 Period from November 8, 2007 (Inception) Through December 31, 2009

We generated no revenue for the period from November 8, 2007 (Date of Inception) until December 31, 2009.  We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.

Our operating expenses were $10,000 for the year ended December 31, 2009, compared with $45,000 for the year ended December 31, 2008, and $59,000 for the period from November 8, 2007 (Inception) until December 31, 2009.  Our operating expenses consisted entirely of professional fees.

We, therefore, recorded a net loss of $10,000 for the year ended December 31, 2009, compared with $45,000 for the year ended December 31, 2008, and $59,000 for the period from November 8, 2007 (Date of Inception) until December 31, 2009.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $0 in current assets at December 31, 2009.  We had $16,000 in current liabilities as of December 31, 2009. As such, at December 31, 2009, we had a working capital deficit of $16,000.

Operating activities used $59,000 in cash for the period from November 8, 2007 (Date of Inception) until December 31, 2009. Our net loss of $59,000 represented the sole reason for our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until December 31, 2009 generated $59,000 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of December 31, 2009, we had $0 in cash.

As of December 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2009 and 2008;
F-3	Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period from November 8,2007 (Date of Inception) to December 31, 2009;
F-4	Statement of Stockholders’ Deficit for period from inception to December 31, 2009;
F-5	Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2009;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Liberto, Inc.
Philippines

We have audited the accompanying balance sheets of Liberto, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 8, 2007 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberto, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period from November 8, 2007 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 7, 2010

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2009 and December 31, 2008

ASSETS	December 31, 2009	December 31, 2008

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Due to officer	$16,000	$6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(59,000)	(49,000)
Total stockholders’ deficit	(16,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008
Period from November 8, 2007 (Inception) to December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 (Date of Inception) to December 31, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	10,000	45,000	59,000

Net Loss	$(10,000)	$(45,000)	$(59,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from November 8, 2007 (Inception) to December 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended December 31, 2008	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended December 31, 2009	-	-	-	(10,000)	(10,000)
Balance, December 31, 2009	2,150,000	$2,150	$40,850	$(59,000)	$(16,000)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2009 and 2008
Period from November 8, 2007 (Inception) to December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From November 8, 2007 (Inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,000)	$(45,000)	$(59,000)
Change in non-cash working capital items
Prepaid expenses	-0-	10,000	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(35,000)	(59,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	10,000	-0-	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	-0-	59,000

NET DECREASE IN CASH	-0-	(35,000)	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

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

Development Stage Company

The accompanying financial statements have been prepared under generally accepted acounting principles for development stage cpmpanies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2009 and December 31, 2008, the Company had $0 of cash.

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
December 31, 2009

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

NOTE 2 – DUE TO OFFICER

Due to officer of $16,000 and $6,000 at December 31, 2009 and December 31, 2008, respectively, consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to December 31, 2009 and December 31, 2008. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended December 31, 2009, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $59,000 at December 31, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$20,000
Valuation allowance	(20,000)
Net deferred tax asset	$-

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2009.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2009 are as follows:

Name	Age	Position Held with the Company
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	31	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	30	Director

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

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2009.

Stock Option Plans

We did not have a stock option plan as of December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of December 31, 2009.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$8,500	-	-	-
2008	$9,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 22, 2008.

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
March 30, 2010

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
March 30, 2010

By:	/s Edmundo Oblendia Carreos
Edmundo Oblenida Carreos Director
March 30, 2010