Form 10-Q
period 2010-06-30
Liberto, Inc.
filed 2010-08-16
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File Number: 000-53983

Liberto, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines
(Address of principal executive offices)

63-920-938-0830
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of as of August 5, 2010.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);
F-2	Statements of Operations for the six and three months ended June 30, 2010 and 2009 and period from November 8, 2007 (Inception) to June 30, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit from November 8, 2007 (Inception) to June 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and period from November 8, 2007 (Inception) to June 30, 2010 (unaudited); and
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
ASSETS	2010	2009
	(unaudited)	(audited)
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Due to officer	$20,000	$16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(63,000)	(59,000)
Total stockholders’ deficit	(20,000)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Six and Three Months Ended June 30, 2010 and 2009
Period from November 8, 2007 (Inception) to June 30, 2010

					Period from
					November 8,
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	2007 (Date of Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	4,000	4,000	2,000	2,000	63,000

Net Loss	$(4,000)	$(4,000)	$(2,000)	$(2,000)	$(63,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from November 8, 2007 (Inception) to June 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended December 31, 2008	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended December 31, 2009	-	-	-	(10,000)	(10,000)
Balance, December 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the period ended June 30, 2010	-	-	-	(4,000)	(4,000)
Balance, June 30, 2010	2,150,000	$2,150	$40,850	$(63,000)	$(20,000)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
 Six Months Ended June 30, 2010 and 2009
Period from November 8, 2007 (Inception) to June 30, 2010

			Period From
	Six Months	Six Months	November 8, 2007
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(4,000)	$(63,000)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(4,000)	(63,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	4,000	4,000	20,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	4,000	63,000

NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, the Company had $0 of cash.

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
June 30, 2010

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

NOTE 2 – DUE TO OFFICER

Due to officer of $20,000 and $16,000 at June 30, 2010 and December 31, 2009, respectively, consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to June 30, 2010 and December 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended June 30, 2010, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $61,000 at June 30, 2010, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$21,420
Valuation allowance	(21,420)
Net deferred tax asset	$-

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to June 30, 2010 through August 6, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and Period from November 8, 2007 (Date of Inception) until June 30, 2010

We generated no revenue for the period from November 8, 2007 (Date of Inception) until June 30, 2010. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.

Our Operating Expenses for the three months ended June 30, 2010 were $2,000, as compared with $2,000 for the three months ended June 30, 2009.  Our Operating Expenses for the six months ended June 30, 2010 were $4,000, as compared with $4,000 for the six months ended June 30, 2009. Our Operating Expenses from November 8, 2007 (Date of Inception) to June 30, 2010 were $63,000. For each period our Operating Expenses consisting entirely of Professional Fees.

We, therefore, recorded a net loss of $2,000 for the three months ended June 30, 2010, as compared with $2,000 for the same period ended June 30, 2009.  We recorded a net loss of $4,000 for the six months ended June 30, 2010, as compared with $4,000 for the same period ended June 30, 2009.  We recorded a net loss of $63,000 for the period from November 8, 2007 (Date of Inception) until June 30, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2010, we had no current assets and $20,000 in current liabilities. Thus, we had a working capital deficit of $20,000 as of June 30, 2010.  We owe $20,000 to our officer and director for amounts advanced for our working capital needs.  The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $63,000 in cash for the period from November 8, 2007 (Date of Inception) until June 30, 2010. Our net loss of $63,000 was the sole factor of our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until June 30, 2010 generated $63,000 in cash during the period, which included $43,000 from the sale of stock and $20,000 as proceeds of a loan from our officer and director.

As of June 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

Liberto, Inc.

Date:	August 16, 2010
By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig Title: Chief Executive Officer and Director