Form 10-Q
period 2010-09-30
Liberto, Inc.
filed 2010-11-19
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of as of November 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009;
F-2	Statements of Operations for the nine and three months ended September 30, 2010 and 2009 and period from November 8, 2007 (Inception) to September 30, 2010 (unaudited) (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) from November 8, 2007 (Inception) to September 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and period from November 8, 2007 (Inception) to September 30, 2010 (unaudited); and
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

ASSETS	September 30, 2010	December 31, 2009
	(unaudited)
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Due to officer	$22,000	$16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(65,000)	(59,000)
Total stockholders’ deficit	(22,000)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Nine and Three Months Ended September 30, 2010 and 2009
Period from November 8, 2007 (Inception) to September 30, 2010

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Period from November 8, 2007 (Date of Inception) to September 30, 2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	6,000	6,000	2,000	2,000	65,000

Net Loss	$(6,000)	$(6,000)	$(2,000)	$(2,000)	$(65,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from November 8, 2007 (Inception) to September 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended December 31, 2008	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended December 31, 2009	-	-	-	(10,000)	(10,000)
Balance, December 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the period ended September 30, 2010	-	-	-	(6,000)	(6,000)
Balance, September 30, 2010	2,150,000	$2,150	$40,850	$(65,000)	$(22,000)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
 Nine Months Ended September 30, 2010 and 2009
Period from November 8, 2007 (Inception) to September 30, 2010

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period From November 8, 2007 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,000)	$(6,000)	$(65,000)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,000)	(6,000)	(65,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	6,000	6,000	22,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	6,000	65,000

NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, the Company had $0 of cash.

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
September 30, 2010

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

NOTE 2 – DUE TO OFFICER

Due to officer of $22,000 and $16,000 at September 30, 2010 and December 31, 2009, respectively, consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to September 30, 2010 and December 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended September 30, 2010, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $65,000 at September 30, 2010, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$22,100
Valuation allowance	(22,100)
Net deferred tax asset	$-

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to September 30, 2010 through November 15, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

We are engaged in the business of developing, manufacturing, and selling imitation lobster meat made from ground fish fillet, shrimp meat, crab meat, potato starch, sodium alginate, egg, lobster flavor, S.M.G., sugar, and salt, which we will produce specifically for major food retailers in Southeast Asia (our "Product"). We intend that our Product will allow food retailers to offer a more economical alternative to costly real lobster meat presently sold in the Southeast Asian market. We require additional financing in order to pursue our business plan.  If we are able to secure financing, we will be able to implement our business plan starting with designing and developing our Product formula. We intend to continually refining this formula through experiments, testing different ingredients and percentage ratios.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and Period from November 8, 2007 (Date of Inception) until September 30, 2010

We generated no revenue for the period from November 8, 2007 (Date of Inception) until September 30, 2010. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market.  We will need financing to pursue our business plan.

Our Operating Expenses for the three months ended September 30, 2010 were $2,000, as compared with $2,000 for the three months ended September 30, 2009.  Our Operating Expenses for the nine months ended September 30, 2010 were $6,000, as compared with $6,000 for the nine months ended September 30, 2009. Our Operating Expenses from November 8, 2007 (Date of Inception) to September 30, 2010 were $65,000. For each period our Operating Expenses consisting entirely of Professional Fees.

We, therefore, recorded a net loss of $2,000 for the three months ended September 30, 2010, as compared with $2,000 for the same period ended September 30, 2009.  We recorded a net loss of $6,000 for the nine months ended September 30, 2010, as compared with $6,000 for the same period ended September 30, 2009.  We recorded a net loss of $65,000 for the period from November 8, 2007 (Date of Inception) until September 30, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2010, we had no current assets and $22,000 in current liabilities. Thus, we had a working capital deficit of $22,000 as of September 30, 2010.  We owe $22,000 to our officer and director for amounts advanced for our working capital needs.  The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $65,000 in cash for the period from November 8, 2007 (Date of Inception) until September 30, 2010. Our net loss of $65,000 was the sole factor of our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until September 30, 2010 generated $65,000 in cash during the period, which included $43,000 from the sale of stock and $22,000 as proceeds of a loan from our officer and director.
As of September 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

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

Liberto, Inc.

Date:	November 18, 2010

By: /s/ Rosielyn S. Baclig Rosielyn S. Baclig Title: Chief Executive Officer and Director