Form 10-K
period 2010-12-31
Liberto, Inc.
filed 2011-04-15
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to _________
Commission file number: 333-148775

Liberto, Inc.
(Exact name of registrant as specified in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 63-920-938-0830
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of March 9, 2011.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	22

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Liberto Inc.” in the State of Nevada on November 8, 2007. We are engaged in the business of developing, manufacturing, and selling imitation lobster meat specifically for major food retailers in Southeast Asia.

We have conducted no operations since we filed our initial registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2008.

Business of Company

We are engaged in the business of developing, manufacturing, and selling imitation lobster meat made from ground fish fillet, shrimp meat, crab meat, potato starch, sodium alginate, egg, lobster flavor, S.M.G., sugar, and salt, which we will produce specifically for major food retailers in Southeast Asia (our "Product"). We intend that our Product will allow food retailers to offer a more economical alternative to costly real lobster meat presently sold in the Southeast Asian market. We require additional financing in order to continue the process of designing and developing our Product. If we are able to secure financing, we will be able to implement our business plan starting with refining our formula through experiments, testing different ingredients and percentage ratios.

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

Surimi

Surimi (Chinese: 魚漿; pinyin: yú jiāng; literally "fish puree/slurry", Japanese: 擂り身, lit. "ground meat") is a Japanese word which refers to a food product typically made from white-fleshed fish, such as pollock or hake, that has been pulverized to a paste and attains a rubbery texture when cooked.

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

Once we obtain additional financing, we will be able to commence the process of developing imitation lobster meat specifically for major food retailers in Southeast Asia. The mixture from which we produce the imitation lobster meat consists of ground fish fillet, shrimp meat, crab meat, potato starch, sodium alginate, egg, lobster flavor, S.M.G., sugar, and salt. We are in the process of refining the formula for our Product, which will be integral to its success. We are designing and developing our Product by conducting experiments to improve on flavor and cost. These experiments include testing different ingredients and percentage ratios. We are searching for the highest quality ingredients at the lowest price available in the market in our efforts to refine flavor and reduce cost. We are also researching the benefits of adding more ingredients to further improve our Product. Our intent in refining our Product is to ensure that it is inexpensive and flavorful, thus driving consumer demand for our Product.

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

Item 4.   (Removed and Resrved)

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

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

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

Holders of Our Common Stock

Currently, we had forty (40) shareholders of record.

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

Product Development

Once we secure additional financing, we intend to continue the development and refinement of our Product over the coming months. We will first focus on our experiments to improve the quality of our Product to increase its appeal to consumers. We feel our final Product will compete effectively in the marketplace due to its highly palatable flavor and affordability relative to similar products in the marketplace.

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our management has contacted several food processing companies in the Philippines, and has begun negotiations for the manufacture of our Product on a contract basis. We have negotiated price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. We have not, however, entered into any agreement as of the date of this Prospectus.  We plan to continue the negotiations for manufacturing our Product upon the final development and commercialization of our Product, which we intend to occur after we receive financing. Production of our imitation lobster meat doesn't require any facilities or equipment beyond what is available to any food processor. We could contract with any food processor to manufacture our Product by following our instructions. We do not anticipate renting a warehouse at this stage of our business. The food processor that will work with us will provide packaging, storage, and shipping service for us as part of our agreement. All of the raw materials necessary to produce our Product are available in the public marketplace. We will only accept wholesale orders from wholesale distributors. Once we receive wholesale orders, we will hold the order until certain quantities, which will be pre-negotiated with food processors, are attained. Then we will contract with the food processor to produce our Product for us at pre-negotiated prices. Typically the order will be shipped within five business days after we place the order.

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

Results of Operations for the Year Ended December 31, 2010 and 2009 Period from November 8, 2007 (Inception) Through December 31, 2010

We generated no revenue for the period from November 8, 2007 (Date of Inception) until December 31, 2010.  We do not anticipate revenues until we have completed our Product and have successfully sold it in the market. We have conducted no operations since we filed our initial registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2008.

Our operating expenses were $12,592 for the year ended December 31, 2010, compared with $10,000 for the year ended December 31, 2009, and $71,592 for the period from November 8, 2007 (Inception) until December 31, 2010.  Our operating expenses consisted entirely of professional fees.

We, therefore, recorded a net loss of $12,592 for the year ended December 31, 2010, compared with $10,000 for the year ended December 31, 2009, and $71,592 for the period from November 8, 2007 (Date of Inception) until December 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $0 in current assets at December 31, 2010.  We had $28,592 in current liabilities as of December 31, 2010. As such, at December 31, 2010, we had a working capital deficit of $28,592.

Operating activities used $69,000 in cash for the period from November 8, 2007 (Date of Inception) until December 31, 2010. Our net loss of $71,592 represented the primary basis for our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until December 31, 2010 generated $69,000 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of December 31, 2010, we had $0 in cash.

As of December 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2010 and 2009
F-3	Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2010
F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2010
F-5	Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2010
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Liberto, Inc.
Philippines

We have audited the accompanying balance sheets of Liberto, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 8, 2007 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberto, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and for the period from November 8, 2007 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 6, 2011

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,	December 31,
ASSETS	2010	2009

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$2,592	$-0-
Due to officer	26,000	16,000
Total liabilities	28,592	16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(71,592)	(59,000)
Total stockholders’ deficit	(28,592)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009
Period from November 8, 2007 (Inception) to December 31, 2010

			Period from
			November 8, 2007
	Year Ended	Year Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	12,592	10,000	71,592

Net Loss	$(12,592)	$(10,000)	$(71,592)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from November 8, 2007 (Inception) to December 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended December 31, 2008	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended December 31, 2009	-	-	-	(10,000)	(10,000)
Balance, December 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the year ended December 31, 2010	-	-	-	(12,592)	(12,592)
Balance, December 31, 2010	2,150,000	$2,150	$40,850	$(71,592)	$(28,592)

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2010 and 2009
Period from November 8, 2007 (Inception) to December 31, 2010

			Period From
	Year	Year	November 8, 2007
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,592)	$(10,000)	$(71,592)
Change in non-cash working capital items
Accrued expenses	2,592	-0-	2,592
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(10,000)	(69,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	10,000	10,000	26,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	69,000

NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, the Company had $0 of cash.

Fair Value of Financial Instruments

Liberto’s financial instruments consist of cash and cash equivalents, accrued expenses, and amounts due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
December 31, 2010

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

NOTE 2 – DUE TO OFFICER

Due to officer of $26,000 and $16,000 at December 31, 2010 and 2009, respectively, consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to December 31, 2010 and 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended December 31, 2010, Liberto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $71,600 at December 31, 2010, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$24,340	$20,060
Valuation allowance	(24,340)	(20,060)
Net deferred tax asset	$-	$-

LIBERTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to December 31, 2010 through April 6, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2010.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2010 are as follows:

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

Rosielyn S. Baclig is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Rosielyn S. Baclig obtained a Master’s of Business Administration from the University of Santo Tomas in Espana, Manila in March of 2007. She worked as the accounting manager for South Star Inc. from June of 2006 until leaving to focus full time on her education in December of 2006. Prior to that, Ms. Baclig earned her Bachelor’s of Science degree in Accountancy from Mariano Marcos State University Batac in Ilocos Norte, Philippines in 1999. Since 2007, she has acted as a consultant for various companies to help develop their business plans.  In this capacity, she reviews the business plans of development stage companies to determine the best course of action for their product development and marking plans.  Ms. Baclig still performs as a consultant.

Edmundo Oblenida Carreos is our director. Mr. Carreos obtained his Bachelor’s of Science Degree from Pamantasa ng Lunsod ng Pasay in 1999. He has worked as a Product Manager for Pilipinas Makro, Inc. since 1999.  In that position, Mr. Carreos manages sales and marketing of the company’s food products.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2010.

Stock Option Plans

We did not have a stock option plan as of December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 9, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of March 9, 2011.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$10,000	-	-	-
2009	$10,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 22, 2008.

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
April 15, 2011

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
April 15, 2011

By:	/s/ Edmundo Oblenida Carreos
Edmundo Oblenida Carreos Director
April 15, 2011