Form 10-Q
period 2011-06-30
Liberto, Inc.
filed 2011-08-11
CIK 1421901

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

63-920-938-0830
(Registrant’s telephone number)
_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 as of July 27, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended June 30, 2011 and 2010 and period from November 8, 2007 (Inception) to June 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and period from November 8, 2007 (Inception) to June 30, 2011 (unaudited); and
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Liabilities
Current Liabilities
Accrued expenses	$2,592	$2,592
Due to officer	30,000	26,000
Total liabilities	32,592	28,592

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(75,592)	(71,592)
Total stockholders’ deficit	(32,592)	(28,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-1

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Six Months and Three Months Ended June 30, 2011 and 2010

Period from November 8, 2007 (Inception) to June 30, 2011

					Period from
	Six Months	Six Months	Three Months	Three Months	November 8, 2007
	Ended	Ended	Ended	Ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	4,000	4,000	2,000	2,000	75,592

Net Loss	$(4,000)	$(4,000)	$(2,000)	$(2,000)	$(75,592)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

F-2

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended June 30, 2011 and 2010

Period from November 8, 2007 (Inception) to June 30, 2011

			Period From
	Six Months	Six Months	November 8, 2007
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(4,000)	$(75,592)
Change in non-cash working capital items
Accrued expenses	-0-	-0-	2,592
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(4,000)	(73,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	4,000	4,000	30,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	4,000	73,000

NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

F-3

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2011

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

Development Stage Company

The accompanying financial statements have been prepared under generally accepted accounting principles for development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, the Company had $0 of cash.

Fair Value of Financial Instruments

Liberto’s financial instruments consist of cash and cash equivalents, accrued expenses, and amounts due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

F-4

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2011

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

NOTE 2 – DUE TO OFFICER

Due to officer of $30,000 and $26,000 at June 30, 2011 and December 31, 2010, respectively, consisted of amounts owed to an officer of the company for amounts advanced for working capital to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to June 30, 2011 and December 31, 2010. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended June 30, 2011, Liberto has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $75,600 at June 30, 2011, and will expire beginning in the year 2027.

F-5

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2011

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$25,700	$20,700
Valuation allowance	(25,700)	(20,700)
Net deferred tax asset	$—	$—

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to June 30, 2011 through July 21, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-6

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

Our operations office is located at Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban, Rizal, the Philippines.

4

Results of Operations for the Three Ended June 30, 2011 and 2010, and Period from November 8, 2007 (Date of Inception) until June 30, 2011

We generated no revenue for the period from November 8, 2007 (Date of Inception) until June 30, 2011. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market. We will need financing to pursue our business plan. We have conducted no operations since we filed our initial registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2008.

Our Operating Expenses for the three months ended June 30, 2011 were $2,000, as compared with $2,000 for the three months ended June 30, 2010. Our Operating Expenses for the six months ended June 30, 2011 were $4000, as compared with $4,000 for the six months ended June 30, 2010. Our Operating Expenses from November 8, 2007 (Date of Inception) to June 30, 2011 were $75,592. For each period our Operating Expenses consisting entirely of Professional Fees.

We, therefore, recorded a net loss of $2,000 for the three months ended June 30, 2011, as compared with $2,000 for the same period ended June 30, 2010. We recorded a net loss of $4,000 for the six months ended June 30, 2011, as compared with $4,000 for the same period ended June 30, 2010. We recorded a net loss of $75,592 for the period from November 8, 2007 (Date of Inception) until June 30, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2011, we had no current assets and $32,592 in current liabilities. Thus, we had a working capital deficit of $32,592 as of June 30, 2011. We owe $30,000 to our officer and director for amounts advanced for our working capital needs. The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $73,000 in cash for the period from November 8, 2007 (Date of Inception) until June 30, 2011. Our net loss of $75,592 was the primary factor of our negative operating cash flow, offset by accrued expenses of $2,592. Financing Activities during the period from November 8, 2007 (Date of Inception) until June 30, 2011 generated $73,000 in cash during the period, which included $43,000 from the sale of stock and $30,000 as proceeds of a loan from our officer and director.

As of June 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

5

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

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

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

6

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

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberto, Inc.

Date:	August 11, 2011

By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig
Title:	Chief Executive Officer and Director

8