Form 10-K
period 2011-12-31
Liberto, Inc.
filed 2012-03-19
CIK 1421901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of March 13, 2012.

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

The following fish are often used in the production of surimi:

- Milkfish (Chanos chanos)

- Swordfish (Xiphias gladius)

- Tilapia

- (Oreochromis mossambicus)

- (Oreochromis niloticus niloticus)

- Big-head pennah croaker (Pennahia macrocephalus)

- Golden threadfin bream (Nemipterus virgatus)

- Cod (Gadus morhua)

- Bigeyes (Priacanthus arenatus)

- Pacific whiting (Merluccius productus)

- Alaska pollock (Theragra chalcogramma)

- Various shark species

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

Item 4. Mine Safety Disclosures

Not applicable

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

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A

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

Holders of Our Common Stock

Currently, we have thirty-six (36) shareholders of record.

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

Sales and Distribution Strategy

Our goal is for our imitation lobster meat to become a leading product in the surimi marketplace in Southeast Asia. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be major food retailers as wholesale customers and restaurants as end users. We intend to do this by engaging in the following:

- Attending national and regional food promotional events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote food related products. We plan to attend a number of events attended by food products merchants and restaurant representatives in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by food products wholesalers, grocery store owners and restaurant representatives, in order to further expose our Product.

- Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers, grocery stores, and restaurants . Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

- Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product. A cost conscious public could pull our Product through the supply chain if they are properly educated regarding our Product.

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

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

- Travel and Related expenses, which will consist primarily of our executive officers and directors visiting food merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

- Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

- Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Year Ended December 31, 2011 and 2010 Period from November 8, 2007 (Inception) Through December 31, 2011

We generated no revenue for the period from November 8, 2007 (Date of Inception) until December 31, 2011. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market. We have conducted no operations since we filed our initial registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2008.

Our operating expenses were $20,135 for the year ended December 31, 2011, compared with $12,592 for the year ended December 31, 2010, and $91,727 for the period from November 8, 2007 (Inception) until December 31, 2011. Our operating expenses consisted entirely of professional fees.

We, therefore, recorded a net loss of $20,135 for the year ended December 31, 2011, compared with $12,592 for the year ended December 31, 2010, and $91,727 for the period from November 8, 2007 (Date of Inception) until December 31, 2011.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $4,652 in current assets at December 31, 2011. We had $53,379 in current liabilities as of December 31, 2011. As such, at December 31, 2011, we had a working capital deficit of $48,727.

Operating activities used $84,545 in cash for the period from November 8, 2007 (Date of Inception) until December 31, 2011. Our net loss of $91,727 represented the primary basis for our negative operating cash flow. Financing Activities during the period from November 8, 2007 (Date of Inception) until December 31, 2011 generated $88,472 in cash during the period.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of December 31, 2011, we had $3,927 in cash.

As of December 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2011 and 2010
F-3	Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from November 8,2007 (Date of Inception) to December 31, 2011
F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2011
F-5	Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Liberto, Inc.

The Philippines

We have audited the accompanying balance sheets of Liberto, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from November 8, 2007 (Date of Inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberto, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from November 8, 2007 (Date of Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 23, 2012

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,927	$0
Prepaid expenses	725	0

TOTAL ASSETS	$4,652	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$7,907	$2,592
Due to officer	45,472	26,000
Total Liabilities	53,379	28,592

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(91,727)	(71,592)
Total Stockholders’ Deficit	(48,727)	(28,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,652	$0

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO DECEMBER 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from November 8, 2007 (Inception) to December 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	20,135	12,592	91,727
TOTAL OPERATING EXPENSES	20,135	12,592	91,727

LOSS FROM OPERATIONS	(20,135)	(12,592)	(91,727)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(20,135)	$(12,592)	$(91,727)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO DECEMBER 31, 2011

	Common stock		Additional	Deficit accumulated during the development
	Shares	Amount	paid-in capital	stage	Total
Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended December 31, 2007	-	-	-	(4,000)	(4,000)
Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended December 31, 2008	-	-	-	(45,000)	(45,000)
Balance, December 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended December 31, 2009	-	-	-	(10,000)	(10,000)
Balance, December 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the year ended December 31, 2010	-	-	-	(12,592)	(12,592)
Balance, December 31, 2010	2,150,000	2,150	40,850	(71,592)	(28,592)
Net loss for the year ended December 31, 2011	-	-	-	(20,135)	(20,135)
Balance, December 31, 2011	2,150,000	$2,150	$40,850	$(91,727)	$(48,727)

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO DECEMBER 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from November 8, 2007 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,135)	$(12,592)	$(91,727)
Change in non-cash working capital items
Prepaid expenses	(725)	0	(725)
Accrued expenses	5,315	2,592	7,907
Net Cash Used by Operating Activities	(15,545)	(10,000)	(84,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Due to officer	19,472	10,000	45,472
Net Cash Provided by Financing Activities	19,472	10,000	88,472

Net Increase in cash and cash equivalents	3,927	0	3,927

Cash, beginning of period	0	0	0
Cash, end of period	$3,927	$0	$3,927

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Liberto, Inc. (“Liberto”) is a development stage company and was incorporated in Nevada on November 8, 2007. The Company is engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Development Stage Company

The accompanying financial statements have been prepared under generally accepted acounting principles for development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments

Liberto’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company had $3,927 and $0 of cash, respectively.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. Management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $725 as of December 31, 2011 consisted of an amount paid to the stock transfer agent to be used during the year ending December 31, 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $7,907 and $2,592 at December 31, 2011 and 2010, respectively, consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 5 – DUE TO OFFICER

The amount due to officer of $45,472 and $26,000 at December 31, 2011 and 2010, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 6 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended December 31, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of December 31, 2011.

There were 0 shares of preferred stock issued and outstanding as of December 31, 2011.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $91,727 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

For the period ended December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $91,72 at December 31, 2011, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following at December 31, 2011 and 2010:

	2011	2010
Federal income tax attributable to:
Current Operations	$6,846	$4,281
Less: valuation allowance	(6,846)	(4,281)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$31,187	$24,341
Less: valuation allowance	(31,187)	(24,341)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $91,727 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2011 are as follows:

Name	Age	Position Held with the Company
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	32	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	31	Director

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

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2011.

Stock Option Plans

We did not have a stock option plan as of December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of March 13, 2012.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$10,000	-	-	-
2010	$10,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form SB-2 filed on January 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberto, Inc.

By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 19, 2012

By:	/s/ Edmundo Oblenida Carreos
Edmundo Oblenida Carreos Director
March 19, 2012

