Form 10-Q
period 2012-09-30
Liberto, Inc.
filed 2012-11-07
CIK 1421901

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 as of October 30, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited);
F-2	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and period from November 8, 2007 (Inception) to September 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and period from November 8, 2007 (Inception) to September 30, 2012 (unaudited); and
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$3,927	$3,927
Prepaid expenses	725	725

TOTAL ASSETS	$4,652	$4,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$7,907	$7,907
Due to officer	51,472	45,472
Total Liabilities	59,379	53,379

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(97,727)	(91,727)
Total Stockholders’ Deficit	(54,727)	(48,727)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,652	$4,652

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from November 8, 2007 (Inception) to September 30, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	2,000	6,000	6,000	97,727
TOTAL OPERATING EXPENSES	2,000	2,000	6,000	6,000	97,727

LOSS FROM OPERATIONS	(2,000)	(2,000)	(6,000)	(6,000)	(97,727)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(97,727)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from November 8, 2007 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,000)	$(6,000)	$(97,727)
Change in non-cash working capital items
Prepaid expenses	0	0	(725)
Accrued expenses	0	0	7,907
Net Cash Used by Operating Activities	(6,000)	(6,000)	(90,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Due to officer	6,000	6,000	51,472
Net Cash Provided by Financing Activities	6,000	6,000	94,472

Net Increase in Cash and Cash Equivalents	0	0	3,927

Cash, beginning of period	3,927	0	0
Cash, end of period	$3,927	$0	$3,927

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, the Company had $3,927 of cash.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2012, the Company has not issued any stock-based payments to its employees.

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

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $725 as of September 30, 2012 consisted of an amount paid to the stock transfer agent to be used during the year ending December 31, 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $7,907 at September 30, 2012 and December 31, 2011, respectively, consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 5 – DUE TO OFFICER

The amount due to officer of $51,472 and $45,472 at September 30, 2012 and December 31, 2011, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 6 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended December 31, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of September 30, 2012.

There were 0 shares of preferred stock issued and outstanding as of September 30, 2012.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $97,727 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

SEPTEMBER 30, 2012

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

NOTE 9 – INCOME TAXES

For the period ended September 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $97,727 at September 30, 2012, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2012 and 2011:

	2012	2011
Federal income tax attributable to:
Current Operations	$2,040	$1,960
Less: valuation allowance	(2,040)	(1,960)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$33,227	$31,187
Less: valuation allowance	(33,227)	(31,187)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $97,727 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our operations office is located at Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban, Rizal, the Philippines.

4

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, and Period from November 8, 2007 (Date of Inception) until September 30, 2012

We generated no revenue for the period from November 8, 2007 (Date of Inception) until September 30, 2012. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market. We will need financing to pursue our business plan. We have conducted no operations since we filed our initial registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2008.

Our Operating Expenses for the three months ended September 30, 2012 were $2,000, as compared with $2,000 for the three months ended September 30, 2011. Our Operating Expenses for the nine months ended September 30, 2012 were $6,000, as compared with $6,000 for the nine months ended September 30, 2011. Our Operating Expenses from November 8, 2007 (Date of Inception) to September 30, 2012 were $97,727. For each period our Operating Expenses consisting entirely of Professional Fees.

We, therefore, recorded a net loss of $2,000 for the three months ended September 30, 2012, as compared with $2,000 for the same period ended September 30, 2011. We recorded a net loss of $6,000 for the nine months ended September 30, 2012, as compared with $6,000 for the same period ended September 30, 2012. We recorded a net loss of $97,727 for the period from November 8, 2007 (Date of Inception) until September 30, 2012.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2012, we had $4,652 in current assets and $59,379 in current liabilities. Thus, we had a working capital deficit of $54,727 as of September 30, 2012. We owe $51,472 to our officer and director for amounts advanced for our working capital needs. The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $90,545 in cash for the period from November 8, 2007 (Date of Inception) until September 30, 2012. Our net loss of $97,727 was the primary factor of our negative operating cash flow, offset mainly by accrued expenses of $7,907. Financing Activities during the period from November 8, 2007 (Date of Inception) until September 30, 2012 generated $94,472 in cash during the period, which included $43,000 from the sale of stock and $51,472 as proceeds of a loan from our officer and director.

As of September 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

5

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $97,727 since our inception and have not yet produced revenues from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberto, Inc.

Date:	November 7, 2012

By:	/s/ Rosielyn S. Baclig
Rosielyn S. Baclig
Title:	Chief Executive Officer and Director

8