Form 10-K
period 2012-12-31
Liberto, Inc.
filed 2013-03-13
CIK 1421901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of March 12, 2013.

1

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

Our operations office is located at Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban, Rizal, the Philippines. Our telephone number is 63-920-938-0830.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “LBRT” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	N/A	N/A
September 30, 2012	N/A	N/A
June 30, 2012	N/A	N/A
March 31, 2012	N/A	N/A

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our management has contacted several food processing companies in the Philippines, and has begun negotiations for the manufacture of our Product on a contract basis. We have negotiated price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. We have not, however, entered into any agreement as of the date of this Annual Report. We plan to continue the negotiations for manufacturing our Product upon the final development and commercialization of our Product, which we intend to occur after we receive financing. Production of our imitation lobster meat doesn't require any facilities or equipment beyond what is available to any food processor. We could contract with any food processor to manufacture our Product by following our instructions. We do not anticipate renting a warehouse at this stage of our business. The food processor that will work with us will provide packaging, storage, and shipping service for us as part of our agreement. All of the raw materials necessary to produce our Product are available in the public marketplace. We will only accept wholesale orders from wholesale distributors. Once we receive wholesale orders, we will hold the order until certain quantities, which will be pre-negotiated with food processors, are attained. Then we will contract with the food processor to produce our Product for us at pre-negotiated prices. Typically the order will be shipped within five business days after we place the order.

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

Results of Operations for the Years Ended December 31, 2012 and 2011 and Period from November 8, 2007 (Inception) Through December 31, 2012

We generated no revenue for the period from November 8, 2007 (Date of Inception) until December 31, 2012. We do not anticipate revenues until we have completed our Product and have successfully sold it in the market. We have conducted no operations since we filed our initial registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2008.

Our operating expenses were $18,618 for the year ended December 31, 2012, compared with $20,135 for the year ended December 31, 2011, and $110,345 for the period from November 8, 2007 (Inception) until December 31, 2012. Our operating expenses consisted entirely of professional fees.

We, therefore, recorded a net loss of $18,618 for the year ended December 31, 2012, compared with $20,135 for the year ended December 31, 2011, and $110,345 for the period from November 8, 2007 (Date of Inception) until December 31, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had $690 in current assets at December 31, 2012. We had $68,035 in current liabilities as of December 31, 2012. As such, at December 31, 2012, we had a working capital deficit of $67,345.

Operating activities used $15,977 in cash for the year ended December 31, 2012. Our net loss of $18,618 represented the primary basis for our negative operating cash flow. Financing Activities for the year ended December 31, 2012 generated $12,050 in cash during the period from officer loans.

As demonstrated above, we expect to spend approximately $20,000 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of December 31, 2012, we had $0 in cash.

As of December 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2012 and 2011;
F-3	Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2012;
F-4	Statement of Stockholders’ Deficit for period from inception to December 31, 2012;
F-5	Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from November 8, 2007 (Date of Inception) to December 31, 2012;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Liberto, Inc.

The Philippines

We have audited the accompanying balance sheets of Liberto, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from November 8, 2007 (Date of Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberto, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from November 8, 2007 (Date of Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 11, 2013

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$0	$3,927
Prepaid expenses	690	725

TOTAL ASSETS	$690	$4,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$10,513	$7,907
Due to officer	57,522	45,472
Total Liabilities	68,035	53,379

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(110,345)	(91,727)
Total Stockholders’ Deficit	(67,345)	(48,727)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$690	$4,652

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO DECEMBER 31, 2012

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from November 8, 2007 (Inception) to December 31, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	18,618	20,135	110,345
TOTAL OPERATING EXPENSES	18,618	20,135	110,345

LOSS FROM OPERATIONS	(18,618)	(20,135)	(110,345)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(18,618)	$(20,135)	$(110,345)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO DECEMBER 31, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$—	$43,000

Loss for the period ended December 31, 2007	—	—	—	(4,000)	(4,000)

Balance, December 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended December 31, 2008	—	—	—	(45,000)	(45,000)

Balance, December 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended December 31, 2009	—	—	—	(10,000)	(10,000)

Balance, December 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Net loss for the year ended December 31, 2010	—	—	—	(12,592)	(12,592)

Balance, December 31, 2010	2,150,000	2,150	40,850	(71,592)	(28,592)

Net loss for the year ended December 31, 2011	—	—	—	(20,135)	(20,135)

Balance, December 31, 2011	2,150,000	2,150	40,850	(91,727)	(48,727)

Net loss for the year ended December 31, 2012	—	—	—	(18,618)	(18,618)

Balance, December 31, 2012	2,150,000	$2,150	$40,850	$(110,345)	$(67,345)

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO DECEMBER 31, 2012

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from November 8, 2007 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,618)	$(20,135)	$(110,345)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	35	(725)	(690)
Increase in accrued expenses	2,606	5,315	10,513
Net Cash Used by Operating Activities	(15,977)	(15,545)	(100,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Proceeds from officer loans	12,050	19,472	57,522
Net Cash Provided by Financing Activities	12,050	19,472	100,522

Net Increase (Decrease) in cash and cash equivalents	(3,927)	3,927	0

Cash, beginning of period	3,927	0	0
Cash, end of period	$0	$3,927	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Fair Value of Financial Instruments

Liberto’s financial instruments consist of prepaid expenses, accrued expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had $0 and $3,927 of cash, respectively.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2012, the Company has not issued any stock-based payments to its employees.

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

LIBERTO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $725 as of December 31, 2011 consisted of an amount paid to the stock transfer agent to be used for future services. An invoice of $35 was applied to the prepaid balance during the year ended December 31, 2012, leaving a balance of $690 as of December 31, 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $10,513 and $7,907 at December 31, 2012 and 2011, respectively, consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 5 – DUE TO OFFICER

The amount due to the officer of $57,522 and $45,472 at December 31, 2012 and 2011, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 6 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended December 31, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of December 31, 2012.

There were 0 shares of preferred stock issued and outstanding as of December 31, 2012.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the company has negative working capital, has incurred losses of $110,345 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

DECEMBER 31, 2012

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

NOTE 9 – INCOME TAXES

For the period ended December 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $110,345 at December 31, 2012, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following at December 31, 2012 and 2011:

	2012	2011
Federal income tax attributable to:
Current Operations	$6,330	$6,846
Less: valuation allowance	(6,330)	(6,846)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$37,517	$31,187
Less: valuation allowance	(37,517)	(31,187)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $110,345 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of December 31, 2012 are as follows:

Name	Age	Position Held with the Company
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	33	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	32	Secretary and Director

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

Edmundo Oblenida Carreos is our Secretary and director. Mr. Carreos obtained his Bachelor’s of Science Degree from Pamantasa ng Lunsod ng Pasay in 1999. He has worked as a Product Manager for Pilipinas Makro, Inc. since 1999. In that position, Mr. Carreos manages sales and marketing of the company’s food products.

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

Code of Ethics

As of December 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosielyn S. Baclig President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Edmundo Oblenida Carreos Secretary and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rosielyn S. Baclig	-	-	-	-	-	-	-	-	-
Edmundo Oblenida Carreos	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2012.

Stock Option Plans

We did not have a stock option plan as of December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 30, 2013, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Rosielyn S. Baclig Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
Edmundo Oblenida Carreos Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of January 30, 2013.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$8,550	—	—	—
2011	$10,000	—	—	—

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 22, 2008.

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

March 13, 2013

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

March 13, 2013

By:	/s/ Edmundo Oblenida Carreos
Edmundo Oblenida Carreos Secretary and Director
March 13, 2013

