Form 10-Q
period 2013-03-31
4Cable TV International, Inc.
filed 2013-05-15
CIK 1421901

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-53983

4Cable TV International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Lot 7B Blk 7 Emerald St., Gold Riverville Subd. Burgos, Montalban Rizal, the Philippines
(Address of principal executive offices)

63-920-938-0830
(Registrant’s telephone number)
Liberto, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,650,000 as of May 15, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and period from November 8, 2007 (Inception) to March 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and period from November 8, 2007 (Inception) to March 31, 2013 (unaudited); and
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2013 AND 2012

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Prepaid expenses	690	690

TOTAL ASSETS	$690	$690

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$2,000	$10,513
Due to officer	70,035	57,522
Total Liabilities	72,035	68,035

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(114,345)	(110,345)
Total Stockholders’ Deficit	(71,345)	(67,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$690	$690

See accompanying notes to financial statements.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO MARCH 31, 2013

	For the three months ended March 31, 2013	For the three months ended December 31, 2012	For the period from November 8, 2007 (Inception) to March 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	4,000	2,000	114,345
TOTAL OPERATING EXPENSES	4,000	2,000	114,345

LOSS FROM OPERATIONS	(4,000)	(2,000)	(114,345)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(4,000)	$(2,000)	$(114,345)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	23,650,000	23,650,000

See accompanying notes to financial statements.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO MARCH 31, 2013

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from November 8, 2007 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,000)	$(2,000)	$(114,345)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	(690)
Increase (decrease) in accrued expenses	(8,513)	0	2,000
Net Cash Used by Operating Activities	(12,513)	(2,000)	(113,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Proceeds from officer loans	12,513	2,000	70,035
Net Cash Provided by Financing Activities	12,513	2,000	113,035

Net Increase (Decrease) in cash and cash equivalents	0	3,927	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$3,927	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – NATURE OF BUSINESS

Nature of Business

4CableTV International, Inc. formerly Liberto, Inc. (“Liberto”) is a development stage company and was incorporated in Nevada on November 8, 2007. The Company is engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia.

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

Cash and Cash Equivalents

Liberto considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

4CABLE TV INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Liberto does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $690 as of March 31, 2012 and December 31, 2012 consisted of an amount paid to the stock transfer agent to be used for future services.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $2,000 and $10,513 at March 31, 2013 and December 31, 2012, respectively, consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 5 – DUE TO OFFICER

The amount due to the officer of $70,035 and $57,522 at March 31, 2013 and December 31, 2012, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

4CABLE TV INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 6 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended December 31, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of March 31, 2013.

There were 0 shares of preferred stock issued and outstanding as of March 31, 2013.

See Note 10.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the company has negative working capital, has incurred losses of $114,345 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 – INCOME TAXES

For the period ended March 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $114,345 at March 31, 2013, and will expire beginning in the year 2031.

4CABLE TV INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 9 – INCOME TAXES (continued)

The provision for Federal income tax consists of the following for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Federal income tax attributable to:
Current Operations	$1,360	$680
Less: valuation allowance	(1,360)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$38,877	$37,517
Less: valuation allowance	(38,877)	(37,517)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $114,345 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

Effective April 25, 2013, the Company executed an 11:1 forward stock split. Existing shareholders received an additional 10 shares of the Company’s common stock for every one share they owned. Weighted average shares outstanding have been adjusted to reflect this split.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Overview

We were incorporated in the State of Nevada on November 8, 2007. Until recently, we were a development stage company engaged in the business of developing, manufacturing, and selling imitation lobster meat made from ground fish fillet, shrimp meat, crab meat, potato starch, sodium alginate, egg, lobster flavor, S.M.G., sugar, and salt, which we will produce specifically for major food retailers in Southeast Asia.

Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional finances. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. The risky nature of this enterprise and lack of tangible assets places debt.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan and plan of operations to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities.

We recently entered into a share exchange agreement with 4Cable TV, a South Carolina corporation, and the shareholders of 4Cable TV. At the closing of the voluntary share exchange transaction contemplated by the share exchange agreement, we plan to issue 20,900,000 shares of our common stock to the shareholders of 4CableTV in exchange for 100% of the issued and outstanding capital stock of 4Cable TV.

On April 11, 2013, we completed a short form merger with our wholly owned subsidiary, 4Cable TV International, Inc., and in the process of the merger changed our name to 4Cable TV International, Inc. by an amendment to our Articles of Incorporation.

If we are successful in this acquisition we will engage in the business of 4CableTV and most likely retire our prior business plan.

4

Results of Operations for the Three and Nine Months Ended March 31, 2013 and 2012, and Period from November 8, 2007 (Date of Inception) until March 31, 2013

We generated no revenue for the period from November 8, 2007 (Date of Inception) until March 31, 2013. We do not anticipate revenues until we have succeeded in developing a marketable product and conducting sales.

Our Operating Expenses for the three months ended March 31, 2013 were $4,000, as compared with $2,000 for the three months ended March 31, 2012. Our Operating Expenses from November 8, 2007 (Date of Inception) to March 31, 2013 were $114,345. For each period our Operating Expenses consisting entirely of Professional Fees.

We, therefore, recorded a net loss of $4,000 for the three months ended March 31, 2013, as compared with $2,000 for the same period ended March 31, 2012. We recorded a net loss of $114,345 for the period from November 8, 2007 (Date of Inception) until March 31, 2013.

We anticipate our operating expenses will increase as we undertake our plan of operations.

Liquidity and Capital Resources

As of March 31, 2013, we had $690 in current assets and $72,035 in current liabilities. Thus, we had a working capital deficit of $71,345 as of March 31, 2013. We owe $70,035 to our officer and director for amounts advanced for our working capital needs. The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $113,035 in cash for the period from November 8, 2007 (Date of Inception) until March 31, 2013. Our net loss of $114,345 was the primary factor of our negative operating cash flow, offset mainly by accrued expenses of $2,000. Financing Activities during the period from November 8, 2007 (Date of Inception) until March 31, 2013 generated $113,035 in cash during the period, which included $43,000 from the sale of stock and $70,035 as proceeds of a loan from our officer and director.

As of March 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

5

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $114,345 since our inception and have not yet produced revenues from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosielyn S. Baclig. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4Cable TV International, Inc.

Date:	May 15, 2013

By:	/s/ Anthony Martin
Anthony Martin
Title:	Chief Executive Officer and Director

8