Form 10-Q
period 2013-06-30
4Cable TV International, Inc.
filed 2013-08-19
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

23,650,000 as of August 13, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Pages
F-1	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended June 30, 2013 and 2012 and period from November 8, 2007 (Inception) to June 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and period from November 8, 2007 (Inception) to June 30, 2013 (unaudited); and
F-4 to F-6	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2013 AND December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Advance to third party	40,000	0
Prepaid expenses	690	690

TOTAL ASSETS	$40,690	$690

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$0	$10,513
Due to officer	126,195	57,522
Total Liabilities	126,195	68,035

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 23,650,000 and 2,150,000 shares issued and outstanding, respectively	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(128,505)	(110,345)
Total Stockholders’ Deficit	(85,505)	(67,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,690	$690

See accompanying notes to financial statements.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO JUNE 30, 2013

	Three months ended		Six months ended		Cumulative from November 8, 2007 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative expense	14,160	2,000	18,160	4,000	128,505
Total operating expense	14,160	2,000	18,160	4,000	128,505

Loss from operations	(14,160)	(2,000)	(18,160)	(4,000)	(128,505)

Provision for income tax	0	0	0	0	0

Net loss	$(14,160)	$(2,000)	$(18,160)	$(4,000)	$(128,505)

Loss per share: Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	20,425,000	2,150,000	9,205,801	2,150,000

See accompanying notes to financial statements.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM NOVEMBER 8, 2007 (INCEPTION) TO JUNE 30, 2013

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from November 8, 2007 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,160)	$(4,000)	$(128,505)
Changes in assets and liabilities:
Increase in third party advance	40,000	0	40,000
Increase in prepaid expenses	0	0	(690)
Increase (decrease) in accrued expenses	(10,513)	0	0
Net Cash Used by Operating Activities	(68,673)	(4,000)	(169,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Proceeds from officer loans	68,673	4,000	126,195
Net Cash Provided by Financing Activities	68,673	4,000	169,195

Net Increase (Decrease) in cash and cash equivalents	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – NATURE OF BUSINESS

Nature of Business
4CableTV International, Inc. formerly Liberto, Inc. (“4Cable”) is a development stage company and was incorporated in Nevada on November 8, 2007. The Company was engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia.

On April 4, 2013, we entered into a share exchange agreement with 4Cable TV (the “Exchange Agreement”), a South Carolina corporation, and the shareholders of 4Cable TV. At the closing of the voluntary share exchange transaction contemplated by the share exchange agreement, we plan to issue 20,900,000 shares of our common stock to the shareholders of 4CableTV in exchange for 100% of the issued and outstanding capital stock of 4Cable TV.  Such shares will be subject to a lock-up agreement, pursuant to which the recipients will agree to certain restrictions on transfer for the later to occur of one year from the date of the Exchange Agreement or the Company’s completion of a financing yielding aggregate gross proceeds of at least $1,800,000.

On April 11, 2013, we completed a short form merger agreement with our wholly owned subsidiary, 4Cable TV International, Inc., and in the process of the merger changed our name to 4Cable TV International, Inc. by an amendment to our Articles of Incorporation.

If the transactions contemplated by the Exchange Agreement are completed we will engage in the business of 4CableTV and most likely retire our prior business plan.

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

Fair Value of Financial Instruments
4Cable’s financial instruments consist of prepaid expenses, accrued expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Cash and Cash Equivalents
4Cable considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had $0 of cash.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
4Cable TV does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCE TO THIRD PARTY

The advance is to 4CableTV, Inc. as required under the Share exchange agreement.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses of $690 as of June 30, 2013 and December 31, 2012 consisted of an amount paid to the stock transfer agent to be used for future services.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses of $0 and $10,513 at June 30, 2013 and December 31, 2012, respectively, consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 6 – DUE TO OFFICER

The amount due to the officer of $126,195 and $57,522 at June 30, 2013 and December 31, 2012, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 7 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended December 31, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

4CABLE TV INTERNATIONAL, INC. (FORMERLY LIBERTO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

On April 25, 2013 the Company effected an 11 for 1 forward stock split of all its issued and outstanding shares of common stock by way of a dividend amounting to 21,500,000 common shares. There were 23,650,000 shares of common stock issued and outstanding as of June 30, 2013.

There were 0 shares of preferred stock issued and outstanding as of June 30, 2013.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the company has negative working capital, has incurred losses of $128,505 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 – COMMITMENTS

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

NOTE 10 – INCOME TAXES

For the period ended June 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $128,505 at June 30, 2013, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the three months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current Operations	$6,174	$680
Less: valuation allowance	(6,174)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$43,691	$37,517
Less: valuation allowance	(43,691)	(37,517)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $128,505 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

On April 4, 2013, we entered into a share exchange agreement with 4Cable TV (the “Exchange Agreement”), a South Carolina corporation, and the shareholders of 4Cable TV. At the closing of the voluntary share exchange transaction contemplated by the share exchange agreement, we plan to issue 20,900,000 shares of our common stock to the shareholders of 4CableTV (the “Selling Shareholders”) in exchange for 100% of the issued and outstanding capital stock of 4Cable TV.  Such shares will be subject to a lock-up agreement, pursuant to which the recipients will agree to certain restrictions on transfer for the later to occur of one year from the date of the Exchange Agreement or the Company’s completion of a financing yielding aggregate gross proceeds of at least $1,800,000.

On April 11, 2013, we completed a name change to 4Cable TV International, Inc. by an amendment to our Articles of Incorporation.

On April 25, 2013, we effected an 11 for 1 forward stock split of all of our issued and outstanding shares of common stock, by way of a stock dividend (the “Stock Dividend”).  Shareholders of the Company holding certificated shares were issued an additional ten shares of common stock for each one share held.

If the transactions contemplated by the Exchange Agreement are completed we will engage in the business of 4CableTV and most likely retire our prior business plan.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and Period from November 8, 2007 (Date of Inception) until June 30, 2013

We generated no revenue for the period from November 8, 2007 (Date of Inception) until June 30, 2013. We do not anticipate revenues until we have succeeded in developing a marketable product and conducting sales.

Our Operating Expenses for the three months ended June 30, 2013 were $14,160, as compared with $2,000 for the three months ended June 30, 2012.  The increase in expense is primarily due to the costs associated with reviewing pending acquisitions.

Our Operating Expenses for the six months ended June 30, 2013 were $18,160, as compared with $4,000 for the six months ended June 30, 2012.  The increase in expense is primarily due to the costs associated with reviewing pending acquisitions.

Our Operating Expenses from November 8, 2007 (Date of Inception) to June 30, 2013 were $128,505. For each period our operating expenses consisting entirely of professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations.

Liquidity and Capital Resources

As of June 30, 2013, we had $40,690 in current assets and $126,195 in current liabilities. Thus, we had a working capital deficit of $85,505 as of June 30, 2013. We owe $126,195 to our officer and director for amounts advanced for our working capital needs. The amount is unsecured, due upon demand, and non-interest bearing.

Operating activities used $169,195 in cash for the period from November 8, 2007 (Date of Inception) until June 30, 2013. Our net loss of $128,505 was the primary factor of our negative operating cash flow, increased mainly by the advance made and payment of accrued liabilities. Financing Activities during the period from November 8, 2007 (Date of Inception) until June 30, 2013 generated $169,195 in cash during the period, which included $43,000 from the sale of stock and $126,195 as proceeds of a loan from our officer and director.

The Exchange Agreement provides that we will complete a financing of up to $1,800,000 for working capital and transaction expenses and costs within 18 months of the closing, with current shareholders to invest $500,000 and the remainder of $1,300,000 to be raised from third party investors in incremental amounts following the closing (the “Financing”).

The Exchange Agreement further provides that any funds received in the Financing beyond the $500,000 from current shareholders shall entitle each Selling Shareholder to receive one or more stock grants from the Company such that their percentage interest of the outstanding capital stock of the Company immediately prior to such subsequent investment shall equal their percentage interest of the outstanding capital stock of the Company after such issuance, unless such issuances are waived in writing by the Selling Shareholders holding a majority of the shares issued under the Exchange Agreement.

As of June 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $128,505 since our inception and have not yet produced revenues from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Anthony Martin. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Name
2.1(1)	Share Exchange Agreement

3.1*	Articles of Incorporation, and all amendments thereto

3.2(2)	Bylaws

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index
(1)	Incorporated by reference to the Current Report on Form 8-K filed on April 9, 2013
(2)	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 22, 2008

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4Cable TV International, Inc.

Date: August 19, 2013	By:	/s/Anthony Martin
	Name:	Anthony Martin
	Title:	Chief Executive Officer and Director