Form 10-Q
period 2013-09-30
4Cable TV International, Inc.
filed 2013-11-18
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number:	000-53983

4Cable TV International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	80-0955951
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1248 Highway 501 Business Conway, South Carolina 29526
(Address of principal executive offices)

1-843-347-4933
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 12, 2013: 44,550,000 common shares.

4Cable TV International Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

4Cable TV International Inc.
Condensed Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012 (Audited)
ASSETS
Cash	$1,461	$16,717
Accounts receivable, less allowance for doubtful
accounts of $367 and $276, respectively	16,946	44,073
Inventories, net	251,888	164,259
Prepaid expenses and other assets	30,677	4,252
Total current assets	300,972	229,301

Property, plant and equipment, net	281,710	240,690

Total Assets	$582,682	$469,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable	$84,765	$90,022
Accrued salary, payroll liabilities and taxes	54,769	63,316
Accrued liabilities	25,000	25,000
Credit card debt	4,605	7,949
Notes payable	48,764	46,740
Related parties payable	50,583	74,710
Capital lease obligations - Current portion	29,838	11,954

Total current liabilities	298,324	319,691

Long-term debt
Capital lease obligations	193,977	206,407
Notes payable	3,226	5,588

Total Liabilities	495,527	531,686

Commitments

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 shares authorized 44,550,000 shares outstanding at September 30,2013 and 19,855,000 shares (2,470 equivalent shares) at December 31, 2012	44,550	19,855
Additional paid-in capital	346,370	209,856
Deficit	(303,765)	(291,406)

Total stockholders' equity (deficit)	87,155	(61,695)

Total liabilities and stockholders' equity (deficit)	$582,682	$469,991

The accompanying notes are an integral part of these unaudited financial statements

4Cable TV International Inc.
Condensed Statements of Operations
For the Three months and Nine Months Ended September 30, 2013 and 2012
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$274,772	$174,214	$751,698	$403,862
Cost of goods sold	165,449	153,697	491,927	321,392
Gross profit	109,323	20,517	259,771	82,470

Operating costs and expenses
Selling, general and administrative	89,368	18,777	207,820	69,763
Research and development	22,655	205	32,694	1,873
Total operating costs and expense	112,023	18,982	240,514	71,636

Operating income (loss)	(2,700)	1,535	19,257	10,834

Interest Expense	14,937	10,778	31,616	30,241

Income(loss) before income tax	$(17,637)	$(9,243)	$(12,359)	$(19,407)

Income tax	-	-

Net income(loss)	$(17,637)	$(9,243)	$(12,359)	$(19,407)

Earnings (loss) per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares – Basic and diluted	20,048,098	17,684,615	19,920,073	17,684,615

The accompanying notes are an integral part of these unaudited financial statements

4Cable TV International Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(unaudited)

	September 30, 2013	September 30, 2012
Cash Flows Used in Operating Activities
Net income ( loss)	$(12,359)	$(19,406)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	28,623	7,779
Inventory reserve for excess and obsolete inventory	835	23,627
Provision for losses on accounts receivable	367	-
Changes in balances of assets and liabilities:
Accounts receivable	26,761	7,880
Inventory	(88,463)	(57,773)
Prepaid expenses and other assets	(26,427)	(16,858)
Accounts payable	(5,256)	43,030
Accrued salary, payroll liabilities and taxes	(8,547)	21,438
Net Cash Provided By (Used In) Operating Activities	(84,466)	9,717

Cash flows from investing activities
Acquisition of property, plant and equipment	(38,940)	(3,262)
Net Cash Used in Investing Activities	(38,940)	(3,262)

Cash flows from Financing Activities
Repayment of credit card debt	(3,345)	(9,257)
Proceeds from subscription of stock	13,123	-
Payment on capital lease obligations	(22,732)	(7,899)
Proceeds from notes payable	94,081	44,479
Proceeds from related parties debt	44,665	34,582
Payment on notes payable	(94,419)	(25,340)
Payment on related party debt	(55,314)	(54,724)
Proceeds from shareholder capital contributions	132,091	-
Net Cash Used In Financing Activities	108,150	(18,159)

Net increase (decrease) in cash	(15,256)	(11,704)
Cash, beginning of period	16,717	12,110

Cash, end of period	$1,461	$406

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$31,616	$30,241

Supplemental disclosure of non-cash financing and investing activities
Purchase of equipment by capitalized lease obligation	$28,186	$13,216
Purchase of building by capitalized lease obligation	$-	$199,642

The accompanying notes are an integral part of these unaudited financial statements

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013

1.  Basis of Presentation, Description of the Business and Merger

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of 4Cable TV International Inc. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our Report on Form 8-K filed with the SEC on October 4, 2013 for the year ended December 31, 2012.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Description of Business

4CableTV International, Inc. formerly Liberto, Inc. was a development stage company and was incorporated in Nevada on November 8, 2007. The Company was engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia.

4Cable TV, Inc. was incorporated on May 19, 2005 as a South Carolina corporation and has been a specialty solutions provider for the cable television (“CATV”) sector spanning the range of repair, upgrading, and testing. The Company provides service and customized solutions to CATV operators and was founded by two veterans of the cable industry seeking a new challenge to work on diagnostic and repair issues for cable operators.

Merger

On September 30, 2013, 4Cable TV International Inc. completed a share exchange agreement with the shareholders of 4Cable TV Inc. At the closing of the share exchange agreement, the shareholders of 4Cable TV, Inc. received 20,900,000 shares of common stock of 4Cable TV International Inc. in exchange for 100% of the issued and outstanding capital stock they held in 4Cable TV Inc, which totalled 2,600 common shares.

For financial reporting purposes, this merger transaction was recorded as a recapitalization of 4Cable TV, Inc. whereby 4Cable TV, Inc. is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of 4Cable TV International Inc. Accordingly, all references to common shares of 4Cable TV, Inc.’s common stock have been restated to reflect the equivalent number of 4Cable TV International Inc.’s common shares. In other words, the 2,600 4Cable TV, Inc. common shares outstanding at the date of the merger on September 30, 2013 are restated to 20,900,000 common shares, as of September 30, 2013.

Such shares received in the share exchange by the shareholders of 4Cable TV Inc. are subject to a lock-up agreement, pursuant to which the recipients will agree to certain restrictions on transfer for the later to occur of one year from the date of the Exchange Agreement (September 30, 2013) or the Company’s completion of a financing yielding aggregate gross proceeds of at least $1,800,000.

The share exchange agreement includes an equity commitment to the Company which includes $500,000 from some of the current shareholders of 4Cable TV International Inc., to be provided during the first year after the share exchange agreement was signed. The terms of the Financing are as follows: (i) $45,000 within seven days of the execution of this Agreement, (ii) $255,000 within sixty days after the filing of the Form 8-K, (iii) $200,000 thirty to forty five days after the funding in (b) above, and (iv) thereafter, a minimum of $75,000 every thirty to forty five days until the remainder of the Financing has been completed.

When used in these notes, the terms "Company", "we", "us" or "our" mean 4Cable TV International Inc. and all entities included in our consolidated financial statements.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013

Liquidity issues arising from recurring losses and future capital commitments

As shown in the accompanying financial statements, at September 30, 2013, the Company’s current assets exceeded its current liabilities by $2,648 and its total assets exceeded its total liabilities by $87,155.  Management has instituted new product lines, increased sales prices on certain items and has instituted more efficient management techniques. Management believes these factors may help contribute toward achieving future profitability for the Company. Refer to the above information regarding future equity capital commitments of $500,000 that will be received by the Company after the merger to fund its future planned operations.

2.  Summary of significant accounting policies

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no common stock equivalents outstanding at September 30, 2013 and December 31, 2012. The weighted average shares outstanding for the three months ended September 30, 2013 was 20,048,098 shares (20,900,000 shares outstanding for 89 days and 49,550,000 shares outstanding for one day). The weighted average shares outstanding for the nine months ended September 30, 2013 was 19,920,073 shares (20,900,000 shares outstanding for 269 days and 49,550,000 shares outstanding for one day). The weighted average shares outstanding for the 2012 periods have been restated to reflect the equivalent weighted average shares outstanding.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

The most significant estimates and assumptions include the:

•	Impairment, useful lives and salvage values of our machinery and equipment
•	reserve for excess and obsolete inventory
•	loss contingencies

It is reasonably possible that these above significant estimates we make may change in the future and could have a material effect on our financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Product sales revenue is recognized when the risks and rewards of ownership have passed to the customer and revenue is measurable. Service revenue is recognized at the time the service is complete and the customer has received an invoice. Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.

Product Warranties

The Company does not have any written obligation to replace malfunctioning equipment or repair defects.  To-date, such replacement or repair requests from customers have been immaterial in amount and frequency and the Company has dealt with such requests on a case-by-case basis.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance.

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to us and paid factoring fees of $31,511 and $4,644 for the nine months ended September 30, 2013 and 2012, respectively.

Under our factoring agreement, invoices for products are generated and transmitted to our customers, with copies to the factor as products are shipped to our customers.  The factor collects the amounts due and remits collected funds to us, less factoring fees. The invoiced amounts are reported as accounts receivable on our balance sheets, generally when the merchandise is shipped to our customer until payment is received from the factor.

Concentrations of Risk

Sales to one customer accounted for 78.6% and 77.4% of the Company’s total net sales during the nine months ended September 30, 2013 and 2012, respectively. Other than the one customer, no customer accounted for 10% or more of the Company’s total net sales for the nine months ended 2013 and 2012.

Accounts receivable from three customers accounted for more than 10% of the Company’s net accounts receivable as of September 30, 2013 and December 31, 20121 are as follows:

	September 30, 2013	December 31, 2012
Customer A	20.3%	19%
Customer B	-	15%
Customer C	18.2%	10.4%
Customer D	16.9%	-
Customer E	12.8%	-

The Company purchased materials from vendors who represented approximately 62.3% and 40.0% of the Company’s purchases for the nine months ended September 30, 2013 and 2012, respectively.

Barter Transactions

The Company barters parts and equipment with dealers and suppliers.  The Company had barter sales of $15,520 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Advertising and Marketing Development

The company expenses advertising and market development costs as incurred. Total advertising and marketing costs were $10,299 and $3,423 for the nine months ended September 30, 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a weighted average cost method. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Due to the changing technology and market conditions, it is possible that future impairment reviews may indicate additional impairments of our long-lived assets, which could result in charges that are material to the Company’s results of operations.

Property, plant and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Depreciation is recognized using the straight-line method over the following approximate useful lives:

Machinery and equipment including capitalized leased equipment	5 to 7 years
Buildings including capitalized leased buildings	27.5 years

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were $32,693 and $1,873 for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2013 the Company had a net operating loss carry forward of approximately $303,000 for income tax purposes.  The tax benefit of approximately $100,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable, as the Company is unable to establish a predictable projection of operating profits for future years. The loss carry-forwards will begin to expire in 2027.

Tax benefits that result from uncertain tax positions may be recognized only if they are considered more likely than not to be sustainable, based on their technical merits. The amount of benefit to be recognized is the largest amount of tax benefit that is at least 50% likely to be realized. The Company does not have any uncertain tax positions as of September 30, 2013 and December 31, 2012.

Accounting standards not yet adopted

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013

3. Property, plant and equipment

The Company’s property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
Capital lease - building	$ 199,642	$ 199,642
Capital lease - equipment	53,785	25,599
Computer equipment	7,794	4,772
Machinery and tools	153,018	125,406
Office equipment	1,319	1,589
Test equipment	69,880	58,787
	485,438	415,795
Accumulated depreciation	203,728	175,105
	$ 281,710	$ 240,690

4. Inventory

The inventory consists of raw materials that are used in the preparation of goods for sale. There were no finished products at September 30, 2103 and December 31, 2012.

	September 30, 2013	December 31, 2012
Inventory	$ 443,156	$ 356,362
Less: Excess and obsolete reserve	191,268	192,103
	$ 251,888	$ 164,259

Excess and Obsolete Reserve - Material Losses Resulting from the Write-Down of Inventory to Its Net Realizable Value

Due to changing market conditions in the Cable TV industry and other factors, management conducts a review of the inventory in all of its product lines. As a result, a provision for inventory losses of 191,268 and $192,103 was recorded at September 30, 2013 and December 31, 2012, respectively. This reserve was based on the Company’s best estimates of future product sales prices and customer demand patterns, and its plans to transition its inventory products. It is at least reasonably possible that the estimates used by the Company to determine this provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013

5. Notes payable

The notes payable consist of the following items and payment terms:

	September 30, 2013	December 31, 2012
Yellowstone Capital , interest at 20%, repay at $300 per business day, unsecured	-	40,536
Superior Finance, interest at 4.5%, $62 per month – due May 2017, secured by shareholders’ guarantee	2,414	2,689
Copper Mountain, interest at 20%, $750 per month – due April 6, 2014, unsecured	4,500	-
Third party loan, interest at 25%, $4,150 per month – due August 2014, unsecured	35.400	-
Third party loan, interest at 4%, $167 per month – due August 2013, unsecured	-	1,332
Third party loan, interest at 4%, $129 per month – due December 2013, unsecured	720	1,842
Third party loan, interest at 4%, $236 per month – due December 2014, unsecured	3,993	5,929
Third party loan, interest at 0%, $500 per month – due May 30,2014, unsecured	4,963	-
	51,990	52,328
Current portion of notes payable	48,764	46,740
	3,226	5,588

6. Significant transactions with related parties

The shareholders of the Company have loaned the Company money and have received partial payment on those loans

7. Capital lease obligations

	September 30, 2013	December 31, 2012

Capital lease – building, interest at 6.25% , payments of $1,485 per month, term 233 months	$ 193,674	$ 197,892
Capital leases – equipment, interest at 36%, payments of $3,630 per month, terms 1-3 years	30,141	20,469
	223,815	218,361
Current portion of capital lease obligations	29,838	11,954
	$ 193,977	$ 206,407

The lease for the building meets the accounting criteria for a capital lease with ownership of the building transferring to the Company after the last lease payment. The total purchase price for the building was $250,000 and the present value of the future lease payments was $199,642, with the present value based on the implicit interest rate that the Company could get for a similar type of financing.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013
Capital Leases-Future Minimum Lease Payments

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2013, are as follows:

For the year ending December 31,
2013	$12,155
2014	44,808
2015	35,043
2016	19,140
2017	17,816
Thereafter	252,075
Total present value of net minimum lease payments	$381,036

Total minimum lease payments	$381,036
Less: Amount representing estimated taxes, maintenance, and insurance costs included in total amounts above	-
Net minimum lease and debt payments	381,036
Less: Amount representing interest	(157,221)
Present value of net minimum lease and debt payments	223,815
Less: Current maturities of capitalized lease obligation and debt	(29,838)
Long-term capitalized lease obligation	$193,977

8. Capital stock

On May 5, 2005 4Cable TV Inc., a Nevada Corporation (“4Cable’) issued 16,076,923 shares (equivalent 2,000 common shares) valued at $0.01 for $20 to the principals of 4Cable.

On December 31, 2011, 4Cable issued 1,607,692 shares (equivalent 200 common shares) of common stock to one investor, $0.01 par value, for $30,000.  The stock was valued at $150 per share at the time of issuance.

During the year 2011 principals of 4Cable paid for equipment and materials in the amount of $8,321 and contributed these items to 4Cable. These contributions have been recorded as capital contributions to 4Cable.

On December 31, 2012, 4Cable issued 2,170,385 shares (equivalent 270 common shares) of common stock for $30,000 to one investor.  The stock was valued at $111 per share at the time of issuance.

During the year ended December 31, 2012 principals of 4Cable paid for equipment and materials in the amount of $8,319 and advanced to 4Cable of $13,307.  The principals contributed these items and waived their loan to 4Cable. These contributions have been recorded as capital contributions to 4Cable.

On September 13, 2013 4Cable issued 1,045,000 shares (equivalent130 common shares)) of common stock for $13,143 to one investor.  The stock was valued at $111 per share at the time of issuance.

On September 30, 2013 the Company issued 20,900,000 shares of common stock in exchange for the 2,600 outstanding shares of 4Cable TV, pursuant to a share exchange agreement dated April 4, 2013 that closed on September 30, 2013. The shares were valued at their par value. At the time of such issuance there were 23,650,000 shares of the Company’s common stock outstanding, and after giving effect to such issuance there were an aggregate of 44,550,000 shares of the Company outstanding.

4Cable TV International Inc.
Notes to Condensed Financial Statements -
September 30, 2013
9. Commitments

The Company has purchase commitments with two vendors totalling $130,000 for inventory in 2013. The Company also rents warehouse and manufacturing space from a third party on a month to month basis, rent is $1,500 per month.

10. Subsequent events

Management has evaluated all activity of the Company through the filing date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, including the potential results of any acquisition or similar transaction, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors”.   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the future price of our common stock could decline.

The following discussion should be read in conjunction with the information contained in the financial statements of 4Cable TV International Inc. (“we”, “us”, “our”, or the ‘Company’) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Background

4CableTV International Inc. was organized under the laws of the State of Nevada on November 8, 2007 under the name “Liberto, Inc.” with a focus on the development, manufacture and sale of artificial lobster meat.  On April 25, 2013, the Company affected an 11 for 1 forward split of its common stock payable in the form of a stock dividend.

The Registrant has not generated any revenue from its business operations to date, and to date, the Registrant has been unable to raise additional funds to implement its operations.  As a result, the Registrant consummated a share exchange transaction with the shareholders of 4Cable TV, Inc., a Nevada corporation (“4Cable TV”).

Since its founding in 2005, 4Cable TV has been a specialty solutions provider for the cable television (CATV) sector including repair, upgrading, and testing. We provide service and customized solutions to CATV operators.  4Cable TV was founded by two members of the cable industry who together have previously owned and operated CATV systems across the United States, directed design validation laboratories, qualified hundreds of amplifier bandwidth upgrades, developed the first satellite block down converter now used in all satellite systems, and were involved in the first voice over IP experiments as International Long Distance Operators.

Our Business

4Cable TV International, Inc. is a global manufacturer of outdoor transmission equipment for CATV and Internet providers. The Company’s patent-pending innovations provide CATV operators with cost-effective solutions that maximize bandwidth, extend system penetration, and save energy. The Company’s flagship product lines are the RF2F Cable TV Network Extension System, and the PowerMiser amplifier.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Current Report on Form 8-K for the fiscal years ended December 31, 2012 and December 31, 2011, filed October 4, 2013, as amended November 13, 2013. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three Month Periods Ended September 30, 2013 and September 30, 2012

For the three months ended September 30, 2013, we incurred a net loss of $17,637 from continuing operations compared to $9,243 for September 30, 2012.

Net sales for the three months ended September 30, 2013 totaled $274,772, an increase of 58% from $174,214 for the three months ended September 30, 2012.  This increase was attributable to one of its existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown. This project is expected to continue for another 18 months.

Cost of goods sold for the three months ended September 30, 2013 was $165,449. Cost of goods sold increased 8%, from $153,697 for the three months ended September 30, 2012. The cost of goods sold decreased as a percentage of sales due to stable prices and efficiency increases in 4Cable TV’s work force.

General and administration expenses for the three months ended September 30, 2013 increased by $70,591 when compared to the same period last year. . The increase was due primarily to an increase of $7,200 in factoring expense, $33,300 in audit and accounting expense and $25,400 in legal expense.

Research and development expenses for the three months ended September 30, 2013 increased by $22,450 when compared to the same period last year.  The increase was due primarily to increased efforts in new product development.
For the nine months ended September 30, 2013, we incurred a net loss of $12,359 from continuing operations compared to $19,407 for September 30, 2012.

Comparison of the Nine Month Periods Ended September 30, 2013 and September 30, 2012

Net sales for the nine months ended September 30, 2013 totaled $751,698, an increase of 86% from $403,862 for the nine months ended September 30, 2012.  This increase was attributable to one of its existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown. This project is expected to continue for another 18 months.

Cost of goods sold for the nine months ended September 30, 2013 was $491,927. Cost of goods sold increased 53%, from $321,392 for the nine months ended September 30, 2012. The cost of goods sold decreased slightly as a percentage of sales due to stable prices and efficiency increases in 4Cable TV’s work force.

General and administration expenses for the nine months ended September 30, 2013 increased by $138,057 when compared to the same period last year. The increase was due primarily to an increase of $27,800 in factoring expense, $33,300 in audit and accounting expense, $25,400 in legal expense and $29,500 in tax expense.

Research and development expenses for the nine months ended September 30, 2013 increased by $30,820 when compared to the same period last year.  The increase was due primarily to increased efforts in new product development.

Interest expense for the nine months ended September 30, 2013 increased by $1,375 related to borrowings to finance operations.

Interest expense for the three months ended September 30, 2013 increased by $4,160 related to borrowings to finance operations.

Cash and Cash Equivalents

As of September 30, 2013, we had cash of $1,461 as compared to $16,717 as of December 31, 2012.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $200,000 to $400,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,461 and working capital of $2,648.  During the nine month period ended September 30, 2013, we funded our operations from advances and loans from third parties. . We expect that the committed financing of $500,000 detailed below will be sufficient to meet our anticipated cash requirements over this period.

For the nine month period ended September 30, 2013, we used net cash of $84,466 in operations.

4Cable TV also has capital lease obligations for its principal executive offices pursuant to the Rent to Own Contract. As of September 30, 2013 the aggregate capital lease obligation was $193,674.

The Exchange Agreement included an equity commitment to the Company of $500,000 from its present shareholders to be provided during the first year after the Exchange Agreement is signed (the “Financing”).  The terms of the Financing are as follows: (i) $45,000 within seven days of the execution of the Exchange Agreement, (ii) $255,000 within sixty days after the filing of this Current Report on Form 8-K, (iii) $200,000 thirty to forty five days after the funding in (ii) above, and (iv) thereafter, a minimum of $75,000 every thirty to forty five days until the remainder of the $500,000 Financing has been completed.

Our current cash requirements are significant based upon our plan to develop and market new product lines to grow our business.  We estimate a need for $250,000 to $400,000 in additional capital over the next 12 months which we expect will be provided by the Financing.  While we do not have any short-term plans to conduct any debt or equity financings beyond the Financing commitment we presently have (see note 1), we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek such financing sooner than anticipated.  There are no assurances that we will be able to raise such required working capital on terms favorable, or that such working capital will be available on any terms when needed.  The terms of such working capital may result in substantial dilution to existing shareholders.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.                     CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as our financial situation allows, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                  RISK FACTORS

With the exception of historical facts stated herein, the matters discussed below are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of the Company, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

We have a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. We expect to incur losses over the near to mid-term, and certainly during the next 12 months, if not longer as we expand our product offering and increase our marketing and sales efforts.  Our sales and marketing efforts to-date have been limited and we face numerous risks and uncertainties as we attempt to expand the business. In particular, we have not proven our product will be attractive to larger companies in the industry.  If we are unable to make progress selling our products into these larger companies, are prospects will be limited and it will be difficult to accomplish our business goals.

If our actual results vary from our business plan, we may need to raise additional capital..

We anticipate that we will require capital of $250,000 to $400,000 over the next 12 months to carry out our business plan.  We have firm capital commitments of $500,000 over the next six months, as explained below in the Liquidity and Capital Resources section.  If sales increase greater than our projections, or if we encounter unforeseen costs, we may need to raise additional capital.

If we need to raise additional capital, there is no assurance that we will be able to obtain financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.  If additional financing is obtained it may involve the sale of additional equity securities with the consequence of dilution to our current investors.

Our management and internal systems might be inadequate to handle our potential growth.

Successful implementation of our business strategy will require us to develop our operations and effectively manage growth. Growth will place a significant strain on our management, financial, product design, marketing, distribution and other resources, which would cause us to face operational difficulties. To manage future growth, our management must build operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively in which case, our expansion would be halted or delayed and we may lose our opportunity to gain significant market share or the timing advantage with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to implement and execute our current or any subsequent business plans.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

Some of the products we sell could have quality issues resulting from the design or manufacture of the product.  These issues could be caused by components we purchase from other manufacturers or suppliers. Such quality issues, whether discovered pre-shipment and post-shipment, can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on us for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, it could cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we received from the contracts.  Recalls involving regulatory agencies could also result in fines and additional costs. Finally, recalls could result in third-party litigation by persons alleging harm, resulting from the use of the products.

Many of our components are designed or manufactured by third parties and if such third-parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.

Although we manufacture most of our products in-house, we rely on third-parties to design or manufacture many of the components used in these products.  We could have difficulties fulfilling our orders and our sales and profits could be adversely affected if (i) we are not able to engage such manufacturers with the capabilities or capacities required by our business, (ii) such third parties lack sufficient quality control and fail to deliver quality components or products on time and at reasonable prices, (iii) if there are significant changes in the financial or business condition of such third parties.

Our success is dependent, in part, upon our ability to form successful strategic alliances. If these arrangements do not develop as expected, our business may be negatively impacted.

We plan to expand our sales reach by partnering with independent sales representatives to provide sales and sales support to a specific territory using their own sales staff.  However, such arrangements carry an element of risk because, in many cases, we may compete in some business areas with a company with which we have a partnership and, at the same time, cooperate with that company in other business areas.  These distributors may also market products which compete with ours.  Additionally, we will not have direct control over the representatives of these companies, and yet their performance may reflect on our business.  If such arrangements do not develop as expected, our business could be negatively impacted.

The significant up-front cost of our products could make it difficult to sell our products to smaller operators.

Although we believe our products are very price competitive, they still require significant up-front investments.  For the smaller cable operators which we intend to initially target, a large initial capital investment could make them unwilling or unable to purchase our products.  Our larger competitors may have the ability to offer financing to such customers to facilitate purchases, which is a service we do not currently offer.  If we are unable to effectively compete for the business of smaller cable operators, our business would be negatively impacted.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If demand for our products increases from our current expectations, we could experience shortages.  Although we plan to work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our operations.

Furthermore, certain of our components may be available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a negative impact on our business.  In the event any of these single source or limited source suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws.

Our operations and the products we manufacture and sell are subject to a wide range of regulatory laws both in the United States and internationally.  Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, and generally impact our financial performance.  Some of these laws may relate to the use, disposal, cleanup of, and exposure to certain substances.  In the United States, laws often require parties to fund remedial studies or actions regardless of fault and often times in response to action or omissions that were legal at the time they occurred.  Changes to U.S. environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.

Laws focused on: the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; and reducing or eliminating certain hazardous substances in electronic products continue to expand significantly.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect sales and profitability or restrict our ability to do business.

Intellectual property rights will be crucial to our business. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. We may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

If we are unable to establish sufficient sales and marketing capabilities we may not be able to generate sales and product revenue.

We currently have very limited operations for the sales, marketing and distribution of any products we develop.  The establishment of such organization will be critical to our success.  We expect to face competition in our efforts to establish strategic relationships from other companies vying for the same type of relationships.  If we are unable to establish an efficient sales and marketing platform, we may not be able to penetrate the market on a scale required to become viable or profitable.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for our products or the time it will take to obtain new inventory, our inventory levels may not be appropriate and our results of operations may be negatively impacted.  If we fail to meet our shipping schedules, it could damage our relationships with distributors and/or customers, our shipping costs may increase and/or sales opportunities may be delayed or lost.  In order to be able to deliver our products in a timely manner, we will need to maintain adequate inventory levels.  If the inventory of our products held by distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect operating results.

It may be difficult for us to recruit and retain the types of engineers and other highly-skilled employees that are necessary to remain competitive.

Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel.

The Company is dependent on its current employees.

The success of the Company will be largely dependent on the personal efforts of its current executives.  Given our limited resources, it would be difficult to replace any of these individuals and the loss of their services could have a material adverse effect on our business and prospects.

The Company does not have any key man insurance and has no current intention to obtain such form of insurance.

A small group of shareholders may have functional control of the Company.

The former shareholders of 4Cable TV hold approximately a 46.91% ownership interest in the Company.  They will be able to significantly influence, if not control, many aspects of the Company including the election of the Company's directors, increases in the authorized capital, dissolution, acquisitions, sale of assets or merger of the Company, and generally direct the affairs of the Company.

Risks Related to the Cable Industry

The cable industry currently faces a wide range of competition, and our businesses and results of operations could be adversely affected if cable providers are not able to effectively compete.

The consumer entertainment industry is intensely competitive and there are a growing number of companies that provide a broad range of entertainment alternatives to consumers.  Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior. Companies continue to emerge offering alternative services, such as satellite television, Internet video streaming and downloading of video programming, and wireless services and devices.  Cable providers face substantial and increasing competition from providers of similar types of content to obtain talent, programming and other resources required in operating these businesses, such as Netflix and Amazon, which have their own high-quality original content.  The cable industry also competes with companies that offer programming and other communications services in bundled packages, including high-speed Internet and phone services.

Cable providers also face competition for consumers’ limited leisure time and discretionary spending from other sources, such as feature films, premium pay television services, video on demand services, the Internet, home video products, videogames, social networking, print media, live sports and other events and radio broadcasts. Technological developments, such as tablets and other mobile electronic devices, new video formats and Internet-delivered content, as well as an increase in the number of free or nominally priced online entertainment choices, have intensified the challenges posed by audience fragmentation.

In addition, cable providers compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites.  Increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, may cause advertisers to alter their spending priorities based on these or other factors.

There can be no assurance that cable providers will be able to compete effectively against existing or new competitors.  A significant decrease in the size of the cable television market could have an adverse effect on our business.

Changes in consumer behavior driven by new technologies may adversely affect our businesses.

New technologies, particularly alternative methods for the distribution, sale and viewing of content, have been, and will likely continue to be, developed that further increase the number of competitors that all cable providers face and that drive changes in consumer behavior. These technologies may affect the demand for cable television products and services, as the number of entertainment choices available to, and the manner in which they are delivered to, consumers continue to increase and evolve.

Newer services and technologies that may compete with cable television video services include digital distribution services and devices that offer Internet video streaming and downloading of movies, television shows and other video programming that can be viewed on television sets and computers, as well as other devices such as smartphones and tablets. Some of these services charge a nominal or no fee for access to their content, which could adversely affect the demand for cable television video services.  In addition, consumers are increasingly interested in accessing information, entertainment and communication services outside the home, and newer services in wireless Internet technology, such as 3G and 4G wireless broadband services and wide area Wi-Fi networks, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, may compete with cable’s high-speed Internet services. The success of any of these ongoing and future developments may have an adverse effect on cable’s competitive position, business and results of operations.

Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within cable television programming, which also may adversely impact the advertising revenue we receive. Delayed viewing and advertising skipping have become more common as the penetration of DVRs has increased and as content has become increasingly available via video-on-demand services and Internet sources. These and other changes in technology, distribution platforms and consumer behavior could have an adverse affect on the cable industry, which could indirectly affect the demand for our products.

Service disruptions could harm the reputation of the cable industry in general or specific providers.

Communication and transmitter facilities are used by cable providers to transmit programming to affiliates.  Shutdowns or service disruptions pose significant risks to the industry and its reputation. Such events may be caused by power outages, natural disasters (including extreme weather), terrorist attacks, failures or impairments of communications satellites or on-ground uplinks or downlinks used to transmit programming, or other similar events.  Any significant disruption in service could cause consumers to switch to competing technologies, which could have an adverse impact on the cable industry and the demand for our products.

Risks Relating to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The majority of the individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may have previously been deemed a “shell company” pursuant to Rule 144 prior to the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K disclosing the share exchange transaction with the shareholders of 4Cable TV, and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, and such loss could adversely affect our business, future operations and financial condition.

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants. If we lose the services of one or more of our executive officers or key consultants, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. We do not have “Key-Man” life insurance policies on our key executives. If we lose the services of any of our key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “CATV,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in the securities.  As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 90,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated April 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

10.1	Amendment to Share Exchange Agreement, dated September 30, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.2	Rent to Own Contract between 4Cable TV, Inc. and Shirley Faye M. Strickland, dated August 7, 2012 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101* Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index:

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

4CABLE TV INTERNATIONAL INC.

Date: November 18, 2013	By:	/s/ Steve Richey
	Name:	Steve Richey
	Title:	Chief Executive Officer and President
(Principal Executive Officer)