Form 10-K
period 2013-12-31
4Cable TV International, Inc.
filed 2014-09-04
CIK 1421901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53983

4CABLE TV INTERNATIONAL, INC.
(Name of registrant as specified in its charter)

Nevada	80-0955951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1248 Highway 501 Business, Conway, South Carolina	29526
(Address of Principal Executive Offices)	(Zip Code)

(843) 347-4933
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: (Title of class)Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer  ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2013, was $0.00 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board).  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of August 26, 2014, there were 45,050,000 outstanding shares of registrant’s common stock, par value $0.001 per share.

      DOCUMENTS INCORPORATED BY REFERENCE

         Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1— BUSINESS

Background

We were organized under the laws of the State of Nevada on November 8, 2007 under the name “Liberto, Inc.” with a focus on the development, manufacture and sale of artificial lobster meat.  On April 25, 2013, we affected an 11 for 1 forward split of its common stock payable in the form of a stock dividend.

On September 30, 2013, we closed a voluntary share exchange transaction with 4Cable TV, Inc., a South Carolina corporation (“4Cable TV”) and the shareholders of 4Cable TV (the “Selling Shareholders”) pursuant to the Share Exchange Agreement (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired approximately 46.91% of our issued and outstanding common stock, 4Cable TV became our wholly-owned subsidiary, and the Company acquired the business and operations of 4Cable TV. This is treated as a reverse merger because there was a complete change in board of directors to 4Cable TV directors, there was a complete change in management to 4Cable TV management, 4Cable TV had significantly more assets and revenues than the Company, and the Selling Shareholders hold the largest block of stock, clearly garnering a control block.

Since its founding in 2005, 4Cable TV has been a specialty solutions provider for the cable television (CATV) sector including repair, upgrading, and testing, and service and customized solutions to CATV operators.  The two founders of 4Cable TV have previously owned and operated CATV systems across the United States, directed design validation laboratories, qualified hundreds of amplifier bandwidth upgrades, developed the first satellite block down converter now used in all satellite systems, and were involved in the first voice over IP experiments as International Long Distance Operators.

Products

We currently offer the following suite of products:

•
RF2F™   (RF to Fiber):  This proprietary line of coax-to-fiber taps allows cable operators to reach homes within their franchise authorized area that was previously not economically reachable.  Fiber optics allows longer distances between the existing network and the new users at a lower cost per foot for the cable.

•
PowerMiser™:  This circuitry allows a low current 1 GHz amplifier (and/or line extender) to be constructed with a dramatic 50% decrease in current power requirements, while maintaining essentially the same operational specifications.

•
RFoG (RF over Glass): This signal distribution technology combines the existing cable TV infrastructure with the efficiencies of fiber optics to effectively reach the home in a way that is competitive with the existing options.  Other solutions require a new back office infrastructure while RFoG uses the existing infrastructure.   RF2F™ is an extension of RFoG technology and RF2F™ has been referred to as point to point RFoG.

•
Node+0:  This application combines the RFoG technology platform with our PowerMiser engineering to take fiber signal all the way to the last device before the customer.  This results in a much more reliable system with lower operating and maintenance costs.

•	SOLAR-CATV: This extension of the PowerMiser and the Node+0 utilizes solar power and helps the operator extend service to areas not presently served without adding power sources.

•
DSR (Dynamically Scalable Return): This technology allows nodes, R-ONU’s (RFoG optical network units) to dynamically adjust their return bandwidth simply be changing the channel lineup at the head end.  Present technology requires that the diplex filters in each unit be changed, which in many cases means an amplifier rebuild or the replacement of the plug in diplex filters at a considerable cost.

Additionally, the below listed products are in development:

•
Legacy component replacement/upgrades: Recent consolidation among hardware manufacturers has led to a large number of CATV infrastructure products which are near the end of their operational life. These products represent a large installed base and an opportunity for upgraded replacement parts.  We presently have replacement modules for some Magnavox, Motorola and SA (Cisco) units.  As the basic circuits are the same, existing circuitry can be adapted to the physical size required.  Each new module will take 1-3 months to be ready for production.

•
Direct manufacture of EDFA’s: Our current EDFA (erbium doped fiber amplifiers) offerings are purchased from a manufacturer in China. We can manufacture our own line of EDFA’s at a lower cost provided we have the sales volume to support the effort.  We have completed most of the engineering and have units in field trials.  We expect to begin production the second quarter of 2014.

Revenues and Customers

We generate revenue through the sales of our products and repair and upgrade services to cable TV system operators.  Our initial customers have been independent cable TV operators. However, management is actively pursuing sales to the large multiple system operators (“MSOs”), such as Comcast and Time Warner. This process involves educating these potential customers on our product offerings. This vetting process is already under way and we hope to be in a position to begin MSO sales sometime within the next 12 months.  Our sales efforts to-date have been limited by our capital availability and personnel resources.

Industry

The domestic cable TV industry appears to be stable as the providers of cable TV are branching into the telephone and internet areas. The National Cable and Telecommunications Association (NCTA) puts 2011 total industry revenue at $97 billion. Cable providers have not suffered the same loss of market share that land line telephone companies have seen as households have increasingly cancelled basic telephone accounts in conjunction with increased mobile phone use. The international cable TV market is expected to grow as countries become more developed and demand for Western conveniences increases.  It is estimated by Cable Spotlight Magazine that worldwide cable TV subscribers will exceed 500 million by 2014 with much of the growth coming from China and Latin America.  We believe Latin America in particular offers a unique opportunity because of their high energy costs and the potential benefits that could be provided by our power saving equipment.  In addition, Latin America’s power reliability is low and our PowerMisers product can reduce the cost of providing emergency standby power.

The domestic cable TV industry includes large MSOs, as well as more than 900 independent cable operators which serve over 7.6 million subscribers.  Viewed as a group, these independent operators would be the third largest cable provider in the United States (behind Time Warner Cable with over 12 million subscribers and ahead of Cox with over 5 million).

Subscriber base of basic video providers as of August 2013 (courtesy of NCTA):

Rank	MSO	Basic Video Subscribers
1	Comcast Corporation	21,995,000
2	DirecTV	20,080,000
3	Dish Network Corporation	14,056,000
4	Time Warner Cable, Inc.	12,218,000
5	Verizon Communications, Inc.	4,726,000
6	Cox Communications, Inc.	4,540,000
7	AT&T, Inc.	4,536,000
8	Charter Communications, Inc.	4,158,000
9	Cablevision Systems Corporation	3,197,000
10	Bright House Networks LLC	2,013,000

Our Market

These independent cable operators discussed above will be the initial focus of our sales efforts as they are typically able to make purchasing decisions much quicker than the larger MSOs.  We believe we can offer these providers field-tested and proven technologies that will enable them to operate more efficiently and more profitably. These independent providers are under extreme pressure from large cap market leaders, bundled offerings by telecom firms, satellite providers, and a variety of internet delivery systems. We believe our products can provide substantial relief to them by preserving their operating margins.

We also realize that the up-front cost of our products could be prohibitive to smaller operators. In this regard, we are currently considering specialty financing solutions which would allow us to offer financing alternatives along with our product offerings.

The majority of our sales are currently in the US, with a minor portion in Europe. Electricity prices in Europe and South America are roughly twice those in the United States.  These higher energy regions are natural markets for our PowerMiser product.  In order to expand our ability to penetrate these markets, we intend to rely on strategic alliances with distributors who can help us quickly expand our reach and increase production volume.

Technology

We have developed, and deployed proprietary circuitry, the PowerMiser technology platform, that enables new modules to be  installed in existing trunk amplifiers and line extenders that will draw fifty percent less current while maintaining the same operational specifications, for all brands, and at all bandwidths.  This is especially significant for systems upgrading to 1 GHz which will positively affect return on investment calculations for operators.

Flexibility and adaptability for cutting edge technology in extreme economic conditions. Capitalizing on the knowledge gained from our RFoG product, we have developed RF2F (RF to Fiber) which will allow the operator to begin an RFoG plant from almost anywhere in the system.  The RF2F-Mini is a tap that allows cable companies to serve previously un-served customers with up to 5,000 foot fiber drops.

Carbon footprint. The top MSOs (Comcast, TWC, Cox) have made public declarations regarding their desire to decrease the carbon footprint of their systems.  However, the means to do so are currently limited.  We believe this field is fertile for companies which can provide proven technology to allow these MSOs to achieve the desired carbon reductions. We believe our products can help them achieve this goal, without the associated decreases in bandwidth which are traditionally correlated to reduced power

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we will rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

We have current Trademark applications for PowerMiser and for RF2F.  As soon as they are in use we will apply for Solar-CATV, and DSR.   We have a provisional Patent filed for our Dynamically Scalable Return (DSR), patent application number 61878595 filed September 16, 2013, and our latest version of RF2F and are actively pursuing a full patent application.

Manufacturing

We currently have 11,000 square feet of manufacturing, engineering, sales and administrative space located in Conway, South Carolina.  This facility is equipped with the necessary equipment and stations to allow us to handle most manufacturing in-house.  The vast majority of the products we offer are made in our own facility, with the exception of some fiber optic components which we buy from Chinese manufacturers.  However, subject to capital availability, we hope to bring some of this production in-house as well during the first half of 2014.

Distribution and Marketing

Gene Faulkner was hired as VP of Sales and Marketing on August 1, 2013. He has established a dealer representative network for the majority of the US and all of Canada. A new web site has been designed to increase internet traffic.

We have developed an application to run on an iPad or Android device to replace the hardcopy Broadband Pocket Guide currently used by designers, engineers, and field personnel.  This app allows us to highlight the Company name on the latest technology.

We market our products through a combined use of direct sales personnel, distributors, and independent companies.

•
Direct Sales: Sales of products by our personnel in territories not served by any third party sales partner.  We will work directly with all MSO corporate, divisional and regional offices providing pre- and post-sales support for our products, working with the lab and lab staff of the MSO corporate offices for approvals of any and all of our products, and introducing those products to the CATV marketplace. In addition we will manage the sales efforts of all third party sale partners.  Sales partners act as distributors, buying our products at a discount and then marking them up and selling and billing the customer directly.  This model is especially useful when dealing in other countries, as the sales partner handles all local taxes and import paperwork and duties, if any.

•
Distributers: Some products which we market are suitable for sales by a distribution partner. These products are typically less complex devices, with limited (or no) options required, making them suitable for long-term stocking on distributors’ shelves.

•	“Sales Reps”: Independent sales representatives are companies contracted to provide sales and sales support to a specific territory using their own sales staff.

Competition

We believe there are no directly competitive products currently available which offer similar services and features as available in our proprietary equipment at a similar price point.

In the direct replacement modules market segment we have three direct competitors, but with much higher power requirements. The machinery requirements and general knowledge of the industry in general and electronics in particular present significant barriers to entry into the industry.

4Cable believes it has several key strengths in its marketplace:

•	The ability to design, build and market products not currently conceived by any competition, such as RF2F Mini. We believe there are no direct competitive products available.
•
The ability to design or supply products that might be available through a competitive source but offer features not available at all through those same competitors, such as the AC power consumption savings offered by our PowerMiser product.  In areas of the world with high power costs this can be an important advantage.

•
The ability to build products that might be available from a competitive source, but are offered at a significant pricing advantage from those other sources, such as our line of optical products.  For example we can sell an EDFA for 50% less than the major companies while still achieving a 100% margin. When EDFA’s were first deployed about 20 years ago they were considered exotic technology and the component parts were very expensive.  Today the cost of these component parts have dropped significantly, yet amongst our major competitors there has not been a corresponding decrease in the sale price of EDFA products.

Direct or indirect competition to products marketed by 4Cable include:

•	Cisco (Products once owned and marketed by Scientific Atlanta)
•	Arris (Now controlling products once owned by C-Cor and Motorola)
•	Broadband International, Inc.
•	CableServ

We believe we have a strong opportunity to expand our market share.  We believe 4Cable TV is well known throughout the CATV industry, especially in the smaller markets, and we believe that sales to a few systems inside one major MSO would help speed acceptance of our company and products within other systems of the same organization.

Government Regulation

As a manufacturer of laser emitters, we will be required to register our devices with the Food and Drug Administration (FDA).  The FDA classifies laser emitters labels based upon strength and requires all laser products to have warning labels with specific language depending upon the classification for the product.

We may also elect to seek UL (Underwriters Laboratories) approval for certain of our products as well, as certain purchasers require such approval, however we are not statutorily required to have UL approval of our products.

We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

As most of our present business is in the United States, which does not participate in the Restriction of Hazardous Substances Directive (RoHS) our products are non-RoHS compliant.  As we move into countries that are RoHS compliant, we will have to migrate our production to a RoHS compliant product.  During the transition phase our cost, due to duplicate inventories and some duplication in manufacturing equipment, may be marginally higher.  However, we believe that increase in cost will be transitory and should not materially affect our operations.

Employees

We have twenty full-time employees and one part-time employee.  All employees are required to execute non-disclosure agreements as part of their employment.  None of our employees are subject to collective bargaining agreements.

ITEM 1A— RISK FACTORS

 With the exception of historical facts stated herein, the mattersdiscussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of 4Cable TV International, Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

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

If our actual results vary from our business plan, we may need to raise additional capital.

We anticipate that we will require capital of $700,000 over the next 12 months to carry out our business plan.  If sales increase greater than our projections, or if we encounter unforeseen costs, we may need to raise additional capital.

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

Laws focused on the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; and reducing or eliminating certain hazardous substances in electronic products continue to expand significantly.

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

We are dependent on our current employees.

Our success will be largely dependent on the personal efforts of its current executives.  Given our limited resources, it would be difficult to replace any of these individuals and the loss of their services could have a material adverse effect on our business and prospects.

We do not have any key man insurance and have no current intention to obtain such form of insurance.

A small group of shareholders may have functional control of the Company.

The former shareholders of 4Cable TV hold a significant ownership interest in the Company.  They will be able to significantly influence, if not control, many aspects of the Company including the election of the Company's directors, increases in the authorized capital, dissolution, acquisitions, sale of assets or merger of the Company, and generally direct the affairs of the Company.

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

Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within cable television programming, which also may adversely impact the advertising revenue we receive. Delayed viewing and advertising skipping have become more common as the penetration of DVRs has increased and as content has become increasingly available via video-on-demand services and Internet sources. These and other changes in technology, distribution platforms and consumer behavior could have an adverse effect on the cable industry, which could indirectly affect the demand for our products.

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

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.  We expect that Ross DeMello C.G.A., who became a director effective 3/1/2014, will head up the Audit Committee when formed, as well as help management implement internal controls.

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

 ITEM 1B— UNRESOLVED STAFF COMMENTS

 None.

ITEM 2 — PROPERTIES

The principal executive offices for the Company are located at: 1248 Highway 501 Business, Conway, South Carolina 29526.  The monthly rent for this property and related expenses is $1,750 per month, pursuant to a Rent to Own Contract with Shirley Faye M. Strickland, until the aggregate purchase price of $250,000 has been paid.  The Company also leases office space on a month-to-month basis at 1256 Highway 501 Business, Conway, South Carolina 29526.  The monthly rent for this property and related expenses is $1,900 per month.  The Company’s main telephone number is: 1-843-347-4933.  The Company’s website is located at: www.4Cable.tv.

ITEM 3— LEGAL PROCEEDINGS

 None.

ITEM 4— MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

 Our common stock is quoted on the Over the Counter Bulletin Board under the symbol CATV.

The following is the range of high and low bid prices for our common stock for the periods indicated.  Prior to the fourth quarter of 2013 there was no active trading market for shares of our common stock.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2013	High		Low
First Quarter (March 31, 2013)	$	N/A	$	N/A
Second Quarter (June 30, 2013)	$	N/A	$	N/A
Third Quarter (September 30, 2013)	$	N/A	$	N/A
Fourth Quarter (December 31, 2013)		$0.40		$0.21

Fiscal Year Ended December 31, 2012	High		Low
First Quarter (March 31, 2012)	$	N/A	$	N/A
Second Quarter (June 30, 2012)	$	N/A	$	N/A
Third Quarter (September 30, 2012)	$	N/A	$	N/A
Fourth Quarter (December 31, 2012)	$	N/A	$	N/A

Stockholders

As of August 26, 2014, there were 45,050,000 shares of common stock issued and outstanding held by 35 stockholders of record (not including street name holders).

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Unregistered Sales of Equity Securities

On September 13, 2013, 4Cable issued 1,045,000 shares of common stock for payment of $13,142 owed for services to a former officer. The shares were issued in reliance upon Rule 4(a)(2) of the Securities Act of 1933, as amended, and comparable exemptions for sales to accredited investors under state securities laws.

On September 30, 2013, the Company issued 20,900,000 shares of common stock in exchange for the 2,600 outstanding shares of 4Cable TV, pursuant to a share exchange agreement dated April 4, 2013 that closed on September 30, 2013. At the time of such issuance there were 23,650,000 shares of the Company’s common stock outstanding, and after giving effect to such issuance there were an aggregate of 44,550,000 shares of the Company outstanding. In accordance with recapitalization accounting, the 23,650,000 shares are considered the issuance of shares by the private entity for the net monetary assets of the public shell, which was approximately $0.   During 2013, the Company received $227,533 in capital contributions related to the share exchange agreement which required the certain shareholders to contribute a maximum of $500,000 to the Company. The contributions received consisted of $143,500 in cash and $84,033 was in expenses paid directly by certain shareholders. The issuance of the common stock pursuant to the Exchange Agreement was exempt from registration in reliance upon Regulation D of the Securities Act as the investors are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, such determination based upon representations made by such investors.

On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. Stock-based compensation expense was recorded for the year ended December 31, 2013 of $13,356 representing the amount of expense that vested in 2013. Unrecognized compensation expense of $116,644 will be recognized over the remaining vesting term (approximately 1.8 years). The issuance of the shares of restricted stock was conducted by the Company and was issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to accredited investors under state securities laws.

In December 2013, the Company issued a 15% convertible note payable for $50,000, due June 2014.  The interest on the convertible note payable is 15% per annum, payable monthly.  The convertible note payable is convertible into shares of common stock at the option of the lender at a conversion price of $0.25 per share.  The convertible notes were issued in reliance upon Rule 4(a)(2) of the Securities Act of 1933, as amended, and comparable exemptions for sales to accredited investors under state securities laws.

ITEM 6— SELECTED FINANCIAL DATA

Not applicable.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated under the laws of the State of Nevada on November 8, 2007 under the name “Liberto, Inc.”  On April 25, 2013, we affected an 11-for-1 forward split of our common stock payable in the form of a stock dividend.

On September 30, 2013, we closed a voluntary share exchange transaction pursuant to the Exchange Agreement by and among the Company, 4Cable TV, and the Selling Shareholders.

In accordance with the terms of Exchange Agreement, on the Closing Date, we issued 20,900,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of 4Cable TV.  Immediately prior to the Exchange Transaction, the Company had 23,650,000 shares of common stock issued and outstanding. Immediately after the Exchange Transaction, the Company had 44,550,000 shares of common stock issued and outstanding.

Prior to the Exchange Transaction, we were focused on the development, manufacture and sale of artificial lobster meat.  We were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  As a result of the Exchange Transaction, the Selling Shareholders acquired approximately 46.91% of our issued and outstanding common stock, 4Cable TV became our wholly-owned subsidiary, and we acquired the business and operations of 4Cable TV.

4Cable TV was incorporated on May 19, 2005 as a South Carolina corporation.  4Cable TV has certain valuable business and intellectual property related to cable television transmission hardware.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included herein. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

	December 31, 2013	December 31, 2012
Statements of Operations Data
Sales	$1,028,053	$632,172
Cost of sales	716,045	411,328
Gross profit	312,008	220,844
Selling, general and administrative expenses, and R&D expenses	355,231	216,483
Interest expense	85,356	53,702
Net loss	$(128,579)	$(49,341)

Sales

Our sales totaled $1,028,053 for the year ended December 31, 2013, compared to $632,172 for the year ended December 31, 2012.  Our sales during 2013 were positively impacted by increased efficiency in our production area.

Cost of sales

Cost of sales consists primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of our products. Cost of sales for the year ended December 31, 2013 were $716,045, compared to $411,328 for the year ended December 31, 2012.  The largest component of our cost of sales is labor.

We anticipate that the cost of sales will increase during the 2014 fiscal year as a result of increased sales resulting from increased marketing and customer acceptance of our RF2F line.  If our costs of sales increase, this may have a negative effect on our gross profit if we are not able to increase the price for our products in proportion to the increase in costs of goods sold.

Gross profit

Gross profit for the year ended December 31, 2013 was $312,008, compared to $220,844 for the year ended December 31, 2012.  Our increase in gross profit is due to the increase in sales.

Selling, general and administrative expenses, and others

Selling, general and administrative expenses for the year ended December 31, 2013 were $355,231, compared to $216,483 for the year ended December 31, 2012.  The largest components of our selling, general and administrative expenses was accounting and legal expense of $124,000, $70,000 in labor expense and $48,000 in R & D expense.

Interest expense

Interest expense for the year ended December 31, 2013 was $85,356, compared to $53,702 for the year ended December 31, 2012.  The increase in interest expense during 2013 was due to higher debt and capital lease obligations in 2013 and higher factoring fees.

Net loss

Our net loss for the year ended December 31, 2013 was $128,579. This was impacted primarily by the costs associated with the reverse acquisition and higher debt costs.

Liquidity and Capital Resources

As at December 31, 2013, we have $719,400 in total assets and $329,285 in current liabilities and $632,147 in total liabilities, compared to $469,991 in assets and $319,691 in current liabilities and $531,686 in total liabilities as at December 31, 2012.  Our net working capital deficit as at December 31, 2013 was $12,104 compared to $90,390 at December 31, 2012.

As of December 31, 2013, we had cash of $21,928. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

During the year ended December 31, 2013, we funded our operations from advances resulting from the merger, interest bearing debt and operating revenues.  During the year ended December 31, 2013, we generated revenues of $1,028,053 and we raised and an aggregate of $50,000 from the issuance of convertible promissory notes.

For the year ended December 31, 2013, we used net cash in operating activities of $223,081 compared to $40,134 of net cash used in operating activities in the year ended December 31, 2012.  Net cash used in operating activities for the year ended December 31, 2013, was primarily derived from our net loss of $128,579, increase in inventory of $65,806, and decrease in accounts payable of $39,590.  Net cash used in operating activities for the year ended December 31, 2012, was primarily derived from our net loss of $49,341 and increase in inventory of $82,768, offset by an increase in accounts payable of $53,085.

For the year ended December 31, 2013, we used net cash in investing activities of $44,789 compared to $73 of net cash used in investing activities in the year ended December 31, 2012.  Net cash used in investing activities for the year ended December 31, 2013 was derived from purchase of property, plant and equipment of $44,789.  Net cash used in investing activities for the year ended December 31, 2012 was derived from purchase of property, plant and equipment of $73.

For the year ended December 31, 2013, we generated net cash from financing activities of $273,081 compared to $44,814 of net cash provided by financing activities in the year ended December 31, 2012. Net cash provided by financing activities for the year ended December 31, 2013 was primarily derived from capital contributions of $227,533, proceeds from borrowings of debt of $57,936, and proceeds from borrowings of convertible debt of $50,000, offset by principal payments on debt of $49,965.  Net cash provided by financing activities for the year ended December 31, 2012 was primarily derived from proceeds from borrowings of debt of $60,724 and proceeds from borrowings of related party debt of $62,827, offset by principal payments of debt of $33,335 and principal payments of related party debt of $72,608.

Our current cash requirements are significant due to the planned development and expansion of our business.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months.

In order to execute on our business strategy, we expect that we will require additional capital of at least $1,000,000 during the next twelve months.  Such working capital will most likely be obtained through equity or debt financings until such time as our operations are producing revenue in excess of operating expenses.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Our current cash requirements are significant based upon our plan to develop and market new product lines to grow our business.  We do not expect that our revenues from operations will be wholly sufficient to fund our operating plan.  We estimate a need for $700,000 in additional capital over the next 12 months.  We expect this amount will be partially funded by the Financing, and we hope to raise the remaining capital through debt and/or equity financings.  There are no assurances that we will be able to raise such required working capital on terms favorable, or that such working capital will be available on any terms when needed.  The terms of such working capital may result in substantial dilution to existing shareholders.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2013	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Related Parties Debt	$23,000	$-	$-	$-	$23,000
Convertible Debt	$50,000	$-	$-	$-	$50,000
Capital Lease Obligations	$68,000	$124,000	$86,000	$211,000	$489,000
Long-Term Debt Obligations	$49,000	$3,000	$-	$-	$52,000
Purchase Obligations - Inventory	$4,900	$-	$-	$-	$4,900

The above table outlines our obligations as of December 31, 2013 and does not reflect any changes in our obligations that have occurred after that date.

Critical Accounting Policies

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

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to the Company (for up to 80% of the invoice balance) and paid factoring fees of approximately $39,000 and $27,000 for the years ended December 31, 2013 and 2012, respectively.

Under the Company’s factoring agreement, invoices for products are generated and transmitted to our customers, with copies to the factor as products are shipped to our customers.  The factor collects the amounts due and remits collected funds to us, less factoring fees. The invoiced amounts are reported as accounts receivable on the Company’s balance sheets, generally when the merchandise is shipped to the Company’s customer until payment is received from the factor.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a weighted average cost method. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Machinery and equipment, including capitalized leased equipment	5 to 7 years
Buildings, including capitalized leased buildings	30 years

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.  We expect that Ross DeMello C.G.A., who became a director effective 3/1/2014, will head up the Audit Committee when formed, as well as help management implement internal controls.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Steven K. Richey	67	Director, President and Chief Executive Officer
Susan Richey	58	Secretary
Andrew Staniak	69	Director, Vice President
Gene Faulkner	58	VP Sales and Marketing
Ross DeMello	64	Director, interim CFO

Biographies

Steven K. Richey

Steven K. Richey was appointed President, Chief Executive Officer and a Director of the Company in September 2013.  Mr. Richey co-founded 4Cable TV in May, 2005, and has been the CEO and President since that time.  Prior to that he was Vice President New Product Development at dB-tronics from 2002 to 2005, where he was responsible for engineering and board designs for amplifier upgrades.  Before that Mr. Richey served as President and CEO of Richey Pacific Cablevision from 1985 to 1999 and was Chief Engineer at CADCO Technologies.  He was the owner/operator of Pacific Cablevision, a 150 system private cable operation in California, Arizona and Texas from 1985 to 1999 which conducted a public offering in 1990.  He was a founder and on the board of directors of the PCTA (Private Cable Television Association) from 1990 to 1998.   He began his career at AMECO in 1964.   He attended Arizona State University and Phoenix College in the 1960’s.  He is basically self-taught in electronics.   He has attended classes and seminars over the years to supplement his knowledge.  He has written over 30 published articles and has spoken at national and international cable TV events.   He invented the Satellite Block Down converter, now used in all satellite systems and the first Cable TV Emergency Alert System, now required in all cable systems.  Mr. Richey’s knowledge of the cable industry and electronics expertise provide him with an understanding of the operations of the Company which are invaluable to the Board.

Susan Richey

Susan Richey was appointed Secretary and a Director of the Company in September 2013.  She resigned as a Director in March 2014.  From 1990 to 1994 Mrs. Richey worked as a marketing account specialist supporting up to eight retail outlets in Southern California.  Mrs. Richey worked in the garment industry as an Executive Assistant, and Event Planner for Barbara-Barbara   From 1985 to 1989 she worked for Golden States Food as a product receiving and dispersing specialist.  She attended Brigham Young University and studied Business and Accounting and is one class short of her degree.   She has been Secretary and Treasurer of 4Cable TV since 2005.

Andrew Staniak

Andrew Staniak was appointed Vice President and a Director of the Company in September 2013.  Mr. Staniak co-founded 4Cable TV in May, 2005, and has been the CTO and Vice-President since that time.  Prior to that he was the Chief Technology Officer of dB-tronics from 2001 to 2004.  Before that Mr. Staniak served as Director of the Validation Lab with Antec, Inc., from 1995 to 2001 where his duties included evaluation of GaAs (Gallium Arsenide) hybrids for fiber nodes and RF amplifiers.  From 1980 to 1995 he was employed by Teleprompter and Century Communications as a Regional Engineer. From 1974 to 1980 he was employed by the New York Cable Television Commission as a Senior CATV Specialist where he ran operational tests on the State’s cable systems to determine if they were operating within the established rules.  He began his career in Cable TV in 1966 with General Electric.  He graduated with a B.S. in Electrical Engineering from Radio Electronics Technical School in 1965.  Mr. Staniak’s knowledge of the cable industry and electronics expertise provides him with an understanding of the operations of the Company which are invaluable to the Board.

Gene Faulkner

Gene Faulkner joined the Company in September 2013 as Vice President Sales and Marketing.  Prior to that he was Key Account Manager for Sunrise Telecom, Inc calling on major MSO’s from 2011 to 2013.  For 2 years prior to that he was self-employed as a technical trainer.  Prior to that he was VP-HFC Group for ACI Communications from 2002 to 2009 where he was in charge of US operations. He began his Cable TV career in 1990 as National Sales manager for Control Technology and between 1990 and 2002 he worked in various sales positions for a number of companies. He had an article published in Communications Technology Magazine in March 1988

Ross DeMello

Ross DeMello joined the Company in March 2014 as a Director.  Mr. DeMello has over three decades of experience in financial accounting in public practice and industrial sectors. As a successful global business development leader, strategist, and financial executive, Mr. DeMello has led several companies globally. His accomplishments include growing owner operated businesses through mergers and acquisitions, assisting in business valuations, and planning exit strategies. He held directorship positions in junior mining and exploration companies, and was the Chief Executive Officer of an entertainment company listed on the VSE, MSE and the TSX exchanges.  Mr. DeMello is a member of the Certified General Accountants Association.   He received his certification as a Certified General Accountant in 1986. From 2000 to 2009 he was a Partner at Morgan & Co – Chartered Accountants.  In 2010 Mr. DeMello became a partner at Loen & Co, a Partnership of Designated Accountants & Tax Professionals, where he continues to practice. Mr. DeMello’s experience and financial background make him a valuable member of the Board.

Our CFO, George Schnellman passed away on May 3, 2014.  Mr. DeMello was appointed as interim CFO.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended December 31, 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions.  Ross DeMello C.G.A. became a director effective March 1, 2014 and it is expected that he will head up the Audit Committee when it is formed, as well as help management implement internal controls. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.  None of our directors are independent directors as defined in the NASD listing standards.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.  Ross DeMello C.G.A. became a director effective 3/1/2014 and it is expected that he will head up the Audit Committee when it is formed, as well as help management implement internal controls.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

In connection with the acquisition of 100,000 shares of our common stock on October 18, 2013, George Schnellman was required to file a Form 4 no later than October 22, 2013.  Mr. Schnellman filed the Form 4 on October 28, 2013.

Except as set forth above, based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates must be sent to the Board of Directors, c/o 4Cable TV International, Inc., 1256 Highway 501 Bus, Conway SC 29526.

Board Leadership Structure and Role on Risk Oversight

Steven K. Richey currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers, except that Steven K. Richey and Susan Richey are husband and wife.

Code of Ethics

The company has adopted a code of ethics which has been published on the Governance tab of our web site at http://www.4cable.tv/corporate-governance/

ITEM 11— EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2011, 2012 and 2013.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Steven K. Richey	2013	20,437	-	-	-	-	-	-	20,437
(Principal Executive Officer)	2012	21,500	-	-	-	-	-	-	21,500
	2011	21,500	-	-	-	-	-	-	21,500

George Schnellman	2013	20,922	-	1,100	-	-	-	-	22,022
(Principal Financial Officer)	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Anthony Martin (1)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Rosielyn S. Baclig (2)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

(1)	Former Principal Executive Officer and Principal Financial Officer. Resigned effective September 30, 2013.

(2)	Former Principal Executive Officer and Principal Financial Officer. Resigned effective April 4, 2013.

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Director Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements

None of our executive officers currently have employment agreements with us and the manner and amount of compensation for the above-referenced new officer and director has not yet been determined.

Potential Payments Upon Termination or Change-in-Control

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 26, 2014 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned(2)
Directors and Executive Officers
Steven K. Richey (3) Director, President and Chief Executive Officer 415 Wellman Ct Conway, South Carolina 29526	8,038,140	18.04%
Susan Richey (3) Secretary 415 Wellman Ct Conway, South Carolina 29526	8,038,140	18.04%

Andrew Staniak Vice President and Director 908 St. James Ct Aynor, South Carolina 29511	8,038,140	18.04%
George Schnellman ( Deceased May 3, 2014) (4) Chief Financial Officer 1313 Woody Ln. Conway, South Carolina 29526	1,145,000	2.57%
Gene Faulkner 261 Fresno Springs Buda, TX 78610	100,000	0.22%

Ross De Mello
Director	-	-
All Officers and Directors as a Group	17,321,280	38.87%
5% Shareholders
Rickey Luke 216 Highland Trail LaGrange, GA 30240	3,778,720	8.48%

Rosielyn S. Baclig (5) Lot 7B Blk 7 Emerald St. Gold RivervilleSubd Burgos Montalban, Rizal, Philippines	6,600,000	14.81%

Edmundo O. Carreos (5) Lot 7B Blk 7 Emerald St. Gold RivervilleSubd Burgos Montalban, Rizal, Philippines	6,600,000	14.81%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Based on 45,050,000 shares of our common stock outstanding as of August 26, 2014

(3)	Includes 8,038,140 shares held jointly by Steven K. Richey and Susan Richey.

(4)	Mr. Schnellman passed away on May 3, 2014 and Mr. DeMello was appointed as Interim CFO

(5)	Resigned as a director and officer of the Company effective April 4, 2013.

Equity Compensation Plan Information

The Company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On September 30, 2013, we entered into the Exchange Agreement.  As a result of the Exchange Transaction, the Selling Shareholders received 20,900,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of 4Cable TV.  Steven K. Richey, Susan Richey and Andrew Staniak, our officers and directors, were Selling Shareholders. Accordingly, they received certain shares of our common stock issued in connection with the Exchange Transaction. Effective at the Close of the Exchange Transaction, such individuals were appointed as officers and directors of the Company.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. To ensure that potential conflicts of interest are avoided or declared and to comply with the requirements of the Sarbanes Oxley Act of 2002, on September 30, 2013 our Board of Directors adopted a Code of Ethics that provides an ethical standard for all employees, officers and directors

Director Independence

During the year ended December 31, 2013, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

 The following table shows the fees paid or accrued by us for the audit and other services provided by the Company’s principal accountant for the fiscal periods shown.

	December 31, 2013	December 31, 2012
Audit Fees	$44,892	$10,000
Audit — Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$44,892	$10,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated August 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

10.1	Amendment to Share Exchange Agreement, dated September 30, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.2	Rent to Own Contract between 4Cable TV, Inc. and Shirley Faye M. Strickland, dated August 7, 2012 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.3	Monarch Agreement dated April 1, 2014.

21	List of Subsidiaries

23.1	Consent of Goldman Accounting Services CPA, PLLC

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4CABLE TV INTERNATIONAL, INC.

Dated: September 3, 2014	/s/ Steven K. Richey
Name:	Steven K. Richey
Title:	President
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven K. Richey	Director	September 3, 2014
Steven K. Richey

/s/ Ross DeMello	Director, Interim Chief Financial Officer	September 3, 2014
Ross DeMello	(Principal Financial Officer and Principal Accounting Officer)

4CableTV International, Inc.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors, Audit Committee and Stockholders of
4Cable TV International, Inc.
Conway, SC

We have audited the accompanying consolidated balance sheet of 4Cable TV International, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. 4Cable TV International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4Cable TV International, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that 4Cable TV International, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, 4Cable TV International, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
4Cable TV International, Inc. (formerly 4Cable TV, Inc.)

We have audited the accompanying balance sheet of 4Cable TV International, Inc. (formerly 4Cable TV, Inc. or the Company) as of December 31, 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Cable TV International Inc. as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Goldman Accounting Services CPA, PLLC
Goldman Accounting Services CPA, PLLC
Suffern, New York
October 4, 2013

4Cable TV International, Inc.
Consolidated Balance Sheets
	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash and cash equivalents	$21,928	$16,717
Accounts receivable, net of allowances for doubtful
accounts of $2,836 and $276, respectively	30,833	44,073
Inventories, net	257,393	164,259
Prepaid expenses and other assets	7,027	4,252
Total Current Assets	317,181	229,301

Property, plant and equipment, net	402,219	240,690

Total Assets	$719,400	$469,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$133,696	$178,338
Credit card debt	-	7,949
Related parties payable	45,684	61,710
Related parties debt	22,867	13,000
Current portion of notes payable	48,998	46,740
Convertible debt, net	43,000	-
Current portion of capital lease obligations	35,040	11,954
Total current liabilities	329,285	319,691

Long-term liabilities
Capital lease obligations	300,094	206,407
Notes payable	2,768	5,588
Total long-term liabilities	302,862	211,995

Total Liabilities	632,147	531,686

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value, 90,000,000 shares authorized; 45,050,000 and 19,855,000 shares issued and outstanding	45,050	19,855
Additional paid-in capital	462,188	209,856
Accumulated deficit	(419,985)	(291,406)

Total stockholders' equity (deficit)	87,253	(61,695)

Total liabilities and stockholders' equity (deficit)	$719,400	$469,991

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Net sales	$1,028,053	$632,172
Cost of goods sold	(716,045)	(411,328)
Gross profit	312,008	220,844

Operating costs and expenses
Selling, general and administrative	307,517	179,076
Research and development	47,714	37,407
Total operating costs and expenses	355,231	216,483

Operating income (loss)	(43,223)	4,361

Interest expense	(85,356)	(53,702)

Net loss	$(128,579)	$(49,341)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,247,047	19,855,000

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2013 and December 31, 2012

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2011	17,684,615	$17,685	$160,400	$(242,065)	$(63,980)
Issuance of common stock for cash	2,170,385	2,170	27,830	-	30,000
Capital contributions	-	-	21,626	-	21,626
Net loss	-	-	-	(49,341)	(49,341)
Balance, December 31, 2012	19,855,000	19,855	209,856	(291,406)	(61,695)
Stock-based compensation	1,545,000	1,545	25,453	-	26,998
Issuance of common stock for reverse merger	23,650,000	23,650	(23,650)	-	-
Capital contributions	-	-	227,533	-	227,533
Conversion of related party debt and payables to additional paid-in capital	-	-	15,996	-	15,996
Beneficial conversion feature on issuance of convertible debt	-	-	7,000	-	7,000
Net loss	-	-	-	(128,579)	(128,579)
Balance, December 31, 2013	45,050,000	$45,050	$462,188	$(419,985)	$87,253

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Cash flows from operating activities
Net loss	$(128,579)	$(49,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,323	16,662
Inventory adjustment	(27,328)	32,644
Bad debt expense (recovery), net	2,560	(748)
Stock-based compensation	26,998	-
Changes in operating assets and liabilities:
Accounts receivable	(2,321)	(7,634)
Inventories	(65,806)	(82,768)
Prepaid expenses and other assets	(2,775)	(2,034)
Accounts payable and accrued liabilities	(39,590)	65,997
Related parties payable	(8,563)	-
Net cash used in operating activities	(223,081)	(27,222)

Cash flows from investing activities
Purchase of property, plant and equipment	(44,789)	(73)
Net cash used in investing activities	(44,789)	(73)

Cash flows from financing activities
Proceeds from credit card debt	-	-
Payments of credit card debt	-	(12,912)
Payments of capital lease obligations	(22,290)	(6,101)
Proceeds from notes payable	57,936	60,724
Payment on notes payable	(49,965)	(33,335)
Proceeds from related party debt	11,484	62,827
Payments on related party debt	(1,617)	(72,608)
Proceeds from convertible debt	50,000	-
Proceeds from sale of common stock	-	30,000
Capital contributions	227,533	3,307
Net cash provided by financing activities	273,081	31,902

Net increase in cash	5,211	4,607

Cash, beginning of year	16,717	12,110

Cash, end of year	$21,928	$16,717

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$85,536	$53,702

Supplemental disclosure of non-cash financing and investing activities
Capital contribution of equipment	$-	$8,319
Conversion of related party payable to additional paid-in capital	$15,996	$10,000
Purchase of equipment by capitalized lease obligation	$52,063	$13,216
Purchase of building by capitalized lease obligation	$87,000	$199,642
Barter of parts and equipment	$13,001	$27,000
Beneficial conversion feature on issuance of convertible debt	$7,000	$-
Common stock issued for reverse merger	$23,650	$-

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

1.  Business Description

Description of Business

4CableTV International, Inc., formerly Liberto, Inc., was incorporated in Nevada on November 8, 2007. The Company was engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia. On April 25, 2013, we affected an 11-for-1 forward split of our common stock payable in the form of a stock dividend.

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

When used in these notes, the terms "Company", "we", "us" or "our" mean 4Cable TV International, Inc. (“4Cable”) and all entities included in our consolidated financial statements.

Reverse Merger

On September 30, 2013, 4Cable TV International Inc. completed a share exchange agreement with the shareholders of 4Cable TV Inc. At the closing of the share exchange agreement, the shareholders of 4Cable TV, Inc. received 20,900,000 shares of common stock of 4Cable TV International Inc. in exchange for 100% of the issued and outstanding capital stock they held in 4Cable TV Inc., which totaled 2,600 common shares.

At the time of the merger, 4Cable International, Inc. was in essence a non-operating public shell corporation with nominal assets and as a result of the merger the owners and management of 4Cable TV, Inc. gained effective operating control of the combined company after the transaction.  This control is evidenced by the management group of 4Cable TV Inc.: (1) holding the largest organized voting minority interest in the combined entity; and (2) controlling the make-up of the majority of the combined company’s board of directors and management team.  In addition, the assets and business potential of 4Cable TV Inc., was dominate in relation to relative size in comparison to 4Cable International, Inc.

Accordingly, for financial reporting purposes, this merger transaction was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of 4Cable TV, Inc. whereby 4Cable TV, Inc. is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of 4Cable TV International, Inc. Accordingly, all references to common shares of 4Cable TV, Inc.’s common stock have been restated to reflect the equivalent number of 4Cable TV International, Inc.’s common shares.

Such shares received in the share exchange by the shareholders of 4Cable TV Inc. are subject to a lock-up agreement, pursuant to which the recipients will agree to certain restrictions on transfer for the later to occur of one year from the date of the Exchange Agreement (September 30, 2013) or the Company’s completion of equity financing yielding aggregate gross proceeds of at least $1,800,000. The Company has not completed this contemplated financing of $1,800,000 as of December 31, 2013.

2.  Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, 4Cable TV, Inc., after elimination of all intercompany accounts, transactions, and profits.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.  All reclassifications have been applied consistently to the periods presented.

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

The most significant estimates and assumptions include the:

•	Impairment, useful lives and salvage values of our machinery and equipment
•	Reserve for excess and obsolete inventory
•	Loss contingencies
•	Allowance for doubtful accounts

It is reasonably possible that these above significant estimates we make may change in the future and could have a material effect on our financial statements.

Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, convertible debt, notes payable, and related party debt. The carrying amounts of these financial instruments are considered by management to approximate their fair value due to their short term maturities.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

2. Summary of Significant Accounting Policies (continued)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

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

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to the Company (for up to 80% of the invoice balance) and paid factoring fees of approximately $39,000 and $27,000 for the years ended December 31, 2013 and 2012, respectively.

Under the Company’s factoring agreement, invoices for products are generated and transmitted to our customers, with copies to the factor as products are shipped to our customers.  The factor collects the amounts due and remits collected funds to us, less factoring fees. The invoiced amounts are reported as accounts receivable on the Company’s balance sheets, generally when the merchandise is shipped to the Company’s customer until payment is received from the factor.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

2. Summary of Significant Accounting Policies (continued)

Concentrations of Risk

Sales to one customer accounted for approximately 74% and 72% of the Company’s total net sales during the years ended December 31, 2013 and 2012, respectively. Other than the largest customer, no customer accounted for 10% or more of the Company’s total net sales for 2013 and 2012.

Accounts receivable from four customers accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2013 and three customers as of December 31, 2012 are as follows:

	2013	2012
Customer A	10%	19%
Customer B	15%	15%
Customer C	9%	10%
Customer D	11%	-

The Company purchased materials from three vendors, which were more than 10% of the Company’s total purchases, and such purchases represented approximately 63% and 31% of the Company’s purchases for the years ended December 31, 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a weighted average cost method. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets and makes adjustments, if the carrying value exceeds fair value, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Due to the changing technology and market conditions, it is possible that future impairment reviews may indicate additional impairments of our long-lived assets, which could result in charges that are material to the Company’s results of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Machinery and equipment, including capitalized leased equipment	5 to 7 years
Buildings, including capitalized leased buildings	30 years

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

2. Summary of Significant Accounting Policies (continued)

Product Warranties

The Company does not have any written obligation to replace malfunctioning equipment or repair defects.  To-date, such replacement or repair requests from customers have been immaterial in amount and frequency and the Company has dealt with such requests on a case-by-case basis.

Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

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

Barter Transactions

The Company barters parts and equipment with its dealers and suppliers.  Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable.  The Company would have otherwise paid cash for such parts and equipment.  The Company had barter sales of approximately $13,001 and $27,000 for the years ended December 31, 2013 and 2012, respectively. These transactions were priced at standard dealer prices.

Advertising and Marketing Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs were approximately $20,000 and $6,000 for the years ended December 31, 2013 and 2012, respectively.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

2. Summary of Significant Accounting Policies (continued)

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were approximately $48,000 and $37,000 for the years ended December 31, 2013 and 2012, respectively. Research and Development costs are not included in Cost of Goods Sold.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Tax benefits that result from uncertain tax positions may be recognized only if they are considered more likely than not to be sustainable, based on their technical merits. The amount of benefit to be recognized is the largest amount of tax benefit that is at least 50% likely to be realized. The Company does not have any uncertain tax positions as of December 31, 2013 and 2012.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share amounts are computed based on the weighted average number of common shares outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 200,000 common stock equivalents, related to an outstanding convertible debt instrument, at December 31, 2013, and 0 shares of common stock equivalents at December 31, 2012.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

The Company has evaluated all transactions from December 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

3.  Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company is planning to raise funds through equity and long term debt financing.

4. Inventories

The inventories consists of raw materials that are used in the preparation of goods for sale. There were no finished products at December 31, 2103 and 2012. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	December 31, 2013	December 31, 2012
Inventories	$422,000	$356,000
Less: excess and obsolete reserve	(165,000)	(192,000)
Inventories, net	$257,000	$164,000

Excess and Obsolete Reserve - Material Losses Resulting from the Write-Down of Inventory to Its Net Realizable Value

Due to changing market conditions in the Cable TV industry and other factors, management conducts a review of the inventory in all of its product lines. As a result, a provision for inventory losses of approximately $165,000 and $192,000 was recorded at December 31, 2013 and December 31, 2012, respectively. This reserve was based on the Company’s best estimates of future product sales prices and customer demand patterns, and its plans to transition its inventory products. It is at least reasonably possible that the estimates used by the Company to determine this provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.  The Company’s inventory reserve consisted of the following (rounded to the nearest thousand):

	December 31, 2013	December 31, 2012
Beginning excess and obsolete inventories reserve	$192,000	$159,000
Adjustment to inventories reserve	(27,000)	33,000
Ending excess and obsolete inventories reserve	$165,000	$192,000

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	December 31, 2013	December 31, 2012
Capital lease – buildings	$293,000	$200,000
Capital lease – equipment	81,000	26,000
Computer equipment	12,000	6,000
Machinery and tools	135,000	125,000
Office equipment	4,000	2,000
Test equipment	74,000	59,000
Subtotal	599,000	416,000
Less: Accumulated depreciation	(197,000)	(175,000)
Total property, plant and equipment	$402,000	$241,000

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $22,000 and $17,000, respectively.

6. Notes Payable

Notes payable consist of the following items and payment terms (rounded to the nearest thousand):

	December 31, 2013	December 31, 2012
On-Deck, interest at 31% per annum, repay at $208 per day for 251 days, due April 15, 2014 (a)	$28,000	$-
Yellowstone Capital , interest at 20% per annum, repay at $300 per business day, unsecured	-	42,000
Superior Finance, interest at 4.5%, repay at $62 per month, due May 2017, guaranteed by shareholder	2,000	3,000
Current Electronics, zero interest, $1,000 per month, due May 1, 2014, unsecured (b)	5,000	-
Third party loans, interest range from 0% to 4%, various terms	17,000	8,000
Total notes payable	52,000	53,000
Current portion of notes payable	(49,000)	(47,000)
Long-term portion of notes payable	$3,000	$6,000

(a)	Subsequent to year-end, the Company paid off the outstanding balance of its note payable with On-Deck.
(b)	Subsequent to year-end, the Company entered into a verbal agreement with Current Electronics to pay the outstanding balance in $500 monthly installments.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

7. Convertible Debt

In December 2013, the Company issued a 15% convertible note payable for $50,000, due June 2014.  The interest on the convertible note payable is 15% per annum, payable monthly.  The convertible note payable is convertible into shares of common stock at the option of the lender at a conversion price of $0.25 per share.

The Company evaluated the terms of the convertible notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $7,000 at December 31, 2013. The beneficial conversion feature will be amortized to interest expense over the life of the note.

Convertible debt consists of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Convertible note, dated December 13, 2013, bearing interest at 15% per annum, matures June 1, 2014, and convertible into shares of common stock at $0.25 per share (a)	$50,000	$-
Less: debt discount	(7,000)	-
Convertible debt, net	$43,000	$-

(a)	Subsequent to year-end, the Company amended its convertible debt agreement to extend the maturity date of this note through December 2014.

8. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related party payables at December 31, 2013 and 2012 was approximately $46,000 and $62,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheet as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related party loans payable at December 31, 2013 and 2012 was approximately $23,000 and $13,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheet as short term liabilities.  During the years ended December 31, 2013 and 2012, the Company incurred interest expense of $85,356 and $53,702, respectively.

During 2013, two executives forgave debt and advances aggregating $15,996.  The forgiveness of this amount was treated as capital contributions by the Company.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

9. Capitalized Lease Obligations

Capitalized lease obligations consist of the following items and payment terms (rounded to the nearest thousand):

	December 31, 2013	December 31, 2012
Capital lease – building #1, interest at 6.25% per annum , payments of $1,485 per month, final payment due December 1, 2031	$192,000	$199,000
Capital lease – building #2, interest at 6% per annum, payments of $910 per month, final payment due October 7, 2023	86,000	-
Capital leases – various equipment, interest terms up to 36%, terms 1-3 years	57,000	19,000
Total capital lease obligations	335,000	218,000
Current portion of capital lease obligations	35,000	12,000
Long-term portion of capital lease obligations	$300,000	$206,000

Capital Leases - Future Minimum Lease Payments:

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2013, are as follows (rounded to the nearest thousand):

For the year ending December 31,
2014	$68,000
2015	56,000
2016	40,000
2017	28,000
2018	29,000
Thereafter	268,000
Total present value of net minimum lease payments	$489,000
Total minimum lease payments	$489,000
Less: amount representing interest	(154,000)
Present value of net minimum lease and obligations	335,000
Less: current maturities of capitalized lease obligation	(35,000)
Long-term capitalized lease obligations	$300,000

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

10. Capital Stock

On September 13, 2013, 4Cable issued 1,045,000 shares of common stock for payment of $13,142 owed for services to a former officer.

During 2013, the Company received $227,533 in capital contributions related to the share exchange agreement which required the certain shareholders to contribute up to $500,000 to the Company. The contributions received consisted of $143,500 in cash and $84,033 was in expenses paid directly by certain shareholders.

On September 30, 2013, shareholder loans with two officers of the Company of $15,996 were converted to equity and was treated as capital contributions.

On September 30, 2013, the Company issued 20,900,000 shares of common stock in exchange for the 2,600 outstanding shares of 4Cable TV, pursuant to a share exchange agreement dated April 4, 2013 that closed on September 30, 2013. At the time of such issuance there were 23,650,000 shares of the Company’s common stock outstanding, and after giving effect to such issuance there were an aggregate of 44,550,000 shares of the Company outstanding. In accordance with recapitalization accounting, the 23,650,000 shares are considered the issuance of shares by the private entity for the net monetary assets of the public shell, which was approximately $0.

On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. Stock-based compensation expense was recorded for the year ended December 31, 2013 of $13,856 representing the amount of expense that vested in 2013. Unrecognized compensation expense of $116,644 will be recognized over the remaining vesting term (approximately 1.8 years).

11. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year Ended December 31,
	2013	2012
Current	$-	$-
Deferred	-	-
Total income tax provision	$-	$-

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

11. Income Taxes (continued)

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	December 31,
	2013	2012
Computed federal income tax benefit	$(40,567)	$(16,776)
Meals and entertainment	1,851	1,910
Share-based compensation and shares issued for services	9,009	-
Change in valuation allowance	29,707	14,865
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax carry forwards which comprise deferred taxes are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$72,765	$50,682
Valuation allowance	(72,765)	(50,682)
Total deferred tax asset	$-	$-

At December 31, 2013 and 2012, 4Cable had federal income tax net operating loss (“NOL”) carry forwards of approximately $214,000 and $149,000, respectively. The NOL carry forward begins to expire in 2027. The value of this carry forward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carry forward. Additionally, because federal tax laws limit the time during which the net operating loss carry forward may be applied against future taxes, if 4Cable fails to generate taxable income prior to the expiration dates, 4Cable may not be able to fully utilize the net operating loss carry forward to reduce future income taxes. 4Cable has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at December 31, 2013 and 2012.

12. Commitments and Contingencies

The Company has purchase commitments with vendors totaling $4,900 for inventory in 2013.

13. Subsequent Events

On January 30, 2014, the Company adopted the 2014 Equity Incentive Plan (the “Plan”) and reserved 6,000,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees and consultants of the Company.

On March 14, 2014, the Company entered into a note payable agreement with a third party with daily payments of $263, a 5 month maturity and an annual interest rate of 15%.

On May 30, 2014, the Company entered into a note payable agreement with Strategic Funding Source, Inc. for $60,000 with daily payments of $567, an 8 month term, and an annual interest rate of 11%.

On July 10, 2014, the Company entered into a note payable agreement with a third party for $25,000 with a term of 1 year, an annual interest rate of 15%, and secured by 2,500,000 shares of the Company’s common stock.

INDEX TO EXHIBITS

2.1	Share Exchange Agreement, dated August 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

10.1	Amendment to Share Exchange Agreement, dated September 30, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.2	Rent to Own Contract between 4Cable TV, Inc. and Shirley Faye M. Strickland, dated August 7, 2012 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)
10.3	Monarch Agreement dated April 1, 2014.

23.1	Consent of Goldman Accounting Services CPA, PLLC

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.