Form 10-Q
period 2014-03-31
4Cable TV International, Inc.
filed 2014-09-04
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number : 000-53983

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

August 26, 2014: 45,050,000 common shares

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

4

4Cable TV International Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$461	$21,928
Accounts receivable, net	69,583	30,833
Inventories, net	290,728	257,393
Prepaid expenses and other assets	7,754	7,027
Total Current Assets	368,526	317,181

Property, plant and equipment, net	399,635	402,219

Total Assets	$768,161	$719,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$197,807	$133,696
Related parties payable	66,751	45,684
Related parties debt	22,614	22,867
Current portion of notes payable	62,939	48,998
Convertible debt, net	44,750	43,000
Current portion of capital lease obligations	35,582	35,040
Total current liabilities	430,443	329,285

Long-term liabilities
Capital lease obligations	285,795	300,094
Notes payable	9,318	2,768
Total long-term liabilities	295,113	302,862

Total Liabilities	725,556	632,147

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value, 10,000,000 shares authorized;0 shares issued and outstanding
Common stock; $0.001 par value, 90,000,000 shares authorized; 45,050,000 shares issued and outstanding	45,050	45,050
Additional paid-in capital	534,580	462,188
Accumulated deficit	(537,025)	(419,985)
Total stockholders' equity	42,605	87,253

Total liabilities and stockholders' equity	$768,161	$719,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31, 2014	March 31, 2013

Net sales	$239,319	$218,577
Cost of goods sold	187,944	135,402
Gross profit	51,375	83,175

Operating costs and expenses
Selling, general and administrative	124,889	45,246
Research and development	14,434	669
Total operating costs and expenses	139,323	45,915

Operating income (loss)	(87,948)	37,260

Interest expense	(29,092)	(14,918)

Net income (loss)	$(117,040)	$22,342

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average outstanding common shares – basic and diluted	45,050,000	19,855,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net income (loss)	$(117,040)	$22,342
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,649	5,423
Amortization of debt discount	1,750	-
Stock-based compensation	10,581	-
Changes in operating assets and liabilities:
Accounts receivable	(38,750)	7,412
Inventories	(33,335)	12,083
Prepaid expenses and other assets	(727)	(1,436)
Accounts payable and accrued liabilities	64,111	(15,575)
Related parties payable	21,067	-
Net cash provided by (used in) operating activities	(83,694)	30,249

Cash flows from investing activities
Purchase of property, plant and equipment	(6,065)	(14,770)
Net cash used in investing activities	(6,065)	(14,770)

Cash flows from financing activities
Payments of capital lease obligations	(13,757)	(3,610)
Proceeds from notes payable	34,705	-
Payment on notes payable	(20,214)	(4,967)
Proceeds from related party debt	208	-
Payments on related party debt	(461)	(15,597)
Capital contributions	61,811	-
Net cash provided by (used in) financing activities	68,292	(24,174)

Net decrease in cash	(21,467)	(8,695)

Cash, beginning of the period	21,928	16,717

Cash, end of the period	$461	$8,022

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$17,515	$16,717
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment by capitalized lease obligation	$-	$13,216
Purchase of building by capitalized lease obligation	$-	$199,642
Capital contributions of equipment	$-	$8,319
Capital contributions from related party loan	$-	$10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

1.  Business Description

Basis of Presentation

The accompanying unaudited consolidated financial statements of 4Cable TV International Inc. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, in our Report on Form 10-K filed with the SEC on September 3, 2014.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period has been made. Results for the interim period presented is not necessarily indicative of the results that might be expected for the entire fiscal year.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

2. Summary of significant accounting policies (continued)

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

Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, convertible debt, notes payable, and related party debt, the carrying amounts of these financial instruments are considered by management to approximate their fair value due to their short term maturities.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

2. Summary of significant accounting policies (continued)

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. As of March 31, 2014 and December 31, 2013, we had allowance for doubtful accounts of $2,836. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance.

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to us and paid factoring fees of $8,547 and $8,906 for the three months ended March 31, 2014 and 2013, respectively.

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

Concentrations of Risk

Sales to two customers accounted for 81% of the Company’s total net sales during the three months ended March 31, 2014 compared to 87% during the three months ended March 31, 2013. Other than the customers mentioned above, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2013 and 2012.

Accounts receivable from three customers accounted for more than 10% of the Company’s net accounts receivable as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Customer A	39%	-
Customer B	23%	21%
Customer C	23%	-
Customer D	-	14%
Customer E	-	18%

The Company purchased materials from three vendors who represented approximately 65% for the three months ended March 31, 2014 and two vendors for 61% for the prior period.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a weighted average cost method. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

2. Summary of significant accounting policies (continued)

Evaluation of Long-Lived Assets

The Company periodically reviews its long-term assets and makes adjustments, if the carrying value exceeds fair value, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value. Due to the changing technology and market conditions, it is possible that future impairment reviews may indicate additional impairments of our long-lived assets, which could result in charges that are material to the Company’s results of operations.

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

Barter Transactions

The Company barters parts and equipment with dealers and suppliers.  The Company had barter sales of $0 and $715 for the three months ended March 31, 2014 and 2013, respectively.

Advertising and Marketing Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs were $43,984 and $0 for the three months ended March 31, 2014 and 2013, respectively.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

2. Summary of significant accounting policies (continued)

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were $14,434 and $669 for the three months ended March 31, 2014 and 2013, respectively.

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per common share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

The Company has evaluated all transactions from March 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

3. Going Concern (continued)

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

4. Inventories

The inventory consists of raw materials that are used in the preparation of goods for sale. There were no finished products at March 31, 2014 and December 31, 2013. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	March 31, 2014	December 31, 2013
Inventories	$383,000	$356,000
Less: Excess and obsolete reserve	(192,000)	(192,000)
Inventories, net	$291,000	$257,000

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	March 31, 2014	December 31, 2013
Capital lease – building	$293,000	$293,000
Capital lease – equipment	85,000	78,000
Computer equipment	9,000	9,000
Machinery and tools	136,000	135,000
Office equipment	4,000	4,000
Test equipment	79,000	74,000
Subtotal	606,000	599,000
Accumulated depreciation	(206,000)	(197,000)
Total property, plant and equipment	$400,000	$402,000

For the three months ended March 31, 2014 and 2013, the Company recognized depreciation expense of $8,649 and $5,423, respectively.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

6. Notes Payable

The notes payable consist of the following items and payment terms (rounded to the nearest thousand):

	March 31, 2014	December 31, 2013
On-Deck, interest at 31% per annum, repay at $208 per day for 251 days, due April 15, 2014 (a)	$18,000	$28,000
Superior Finance, interest at 4.5% per annum, repay at $62 per month, due May 2017, guaranteed by shareholder	2,000	2,000
Current Electronics, zero interest, repay $1,000 per month, due May 1, 2014, unsecured (b)	5,000	5,000
IOU Central, interest at 15% per annum, repay $1,894 per month, due December 31, 2014	16,000	-
Merchants Advance Network, interest at 15% per annum, repay $5,786 per month, due August 31, 2014	18,000	-
Third party loans, interest range from 0% to 4%, various terms	13,000	17,000
Total notes payable	72,000	52,000
Current portion of notes payable	(63,000)	(49,000)
Long-term portion of notes payable	$9,000	$3,000

(a)	Subsequent to March 31, 2014, the Company paid off the outstanding balance of its note payable with On-Deck.
(b)	Subsequent to March 31, 2014, the Company entered into a verbal agreement with Current Electronics to pay the outstanding balance in $500 monthly installments.

7. Convertible Debt

In December 2013, the Company issued a 15% convertible note payable for $50,000, due December 1, 2014.  The interest on the convertible note payable is 15% per annum, payable monthly.  The convertible note payable is convertible into shares of common stock at the option of the lender at a conversion price of $0.25 per share.

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

Convertible debt consists of the following as of March 31, 2014 and December 31, 2013 (rounded to the nearest thousand):

	March 31, 2014	December 31, 2013
Convertible debt, dated December 13, 2013, bearing interest at 15% per annum, matures December 1, 2014, and convertible into shares of common stock at $0.25 per share	$50,000	$50,000
Less: debt discount	(5,000)	(7,000)
Convertible debt, net	$45,000	$43,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

8. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related party payables at March 31, 2014 and December 31, 2013 was approximately $67,000 and $46,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheet as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related party loans payable at March 31, 2014 and December 31, 2013 was approximately $23,000 and $23,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheet as short term liabilities.  For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $360 and $270, respectively.

9. Capital Lease Obligations

Capital lease obligations consist of the following as of March 31, 2014 and December 31, 2013 (rounded to the nearest thousand):

	March 31, 2014	December 31, 2013

Capital lease – building #1, interest at 6.25% , payments of $1,485 per month, final payment due December 1, 2031	$190,000	$192,000
Capital lease – building #2, interest at 6.00% , payments of $910 per month, final payment due October 7, 2023	79,000	86,000
Capital leases – equipment, interest at 36%, payments of $3,630 per month, terms 1-3 years	53,000	57,000
Total capital lease obligations	322,000	335,000
Current portion of capital lease obligations	(36,000)	(35,000)
Long-term portion of capital lease obligations	$286,000	$300,000

10. Capital stock

On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. Stock-based compensation expense of $10,581 was recorded for the three months ended March 31, 2014.  The total unrecognized compensation expense is adjusted quarterly to reflect any people leaving the Company resulting in a balance of $66,543 at March 31, 2014 to be recognized over the remaining vesting term (approximately 1.5 years).

During 2014, the Company received $61,811 in capital contributions related to the 2013 share exchange agreement which required certain shareholders to contribute up to $500,000 to the Company. As of June 30, 2014, the Company has received a total of $289,344 towards this commitment.

11. Commitments and Contingencies

The Company has purchase commitments with two vendors totalling $4,300 for inventory in 2014.

12. Subsequent Events

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, including the potential results of any acquisition or similar transaction, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Background

We were organized under the laws of the State of Nevada on November 8, 2007 under the name “Liberto, Inc.” with a focus on the development, manufacture and sale of artificial lobster meat.  On April 25, 2013, we affected an 11-for-1 forward split of its common stock payable in the form of a stock dividend.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our 10-K for the fiscal years ended December 31, 2013 and December 31, 2012, filed August 26, 2014. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three-Month Periods Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, we incurred a net loss of $117,040 compared to net income of $27,342 for March 31, 2013.

Net sales for the three months ended March 31, 2014 totaled $239,319, an increase of 9.5% from $218,577 for the three months ended March 31, 2013.  This increase was attributable to one of our existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown. This project is expected to continue for another 18 months.

Cost of goods sold for the three months ended March 31, 2014 was $187,944. Cost of goods sold increased 39%, from $135,402 for three months ended March 31, 2014. The cost of goods sold increased due to increased sales and adjustments to inventory based on a physical count that removed old and obsolete items.

General and administration expenses for the three months ended March 31, 2014 increased by $79,643 to $124,889 compared to $45,246 for the three months ended March 31, 2013. The increase was due primarily to an increase of $35,000 in sales expense, $18,300 in audit and accounting expense, and $22,300 in legal expense.

Research and development expenses for the three months ended March 31, 2014 increased by $13,765 to $14,434 compared to $669 for the three months ended March 31, 2013.  The increase was due primarily to increased efforts in new product development.

Interest expense for the three months ended March 31, 2014 increased by $14,174 to $29,092 from $14,918 for the three months ended March 31, 2014, related to an increase from borrowings to finance operations.

Cash and Cash Equivalents

As of March 31, 2014, we had cash of $461 as compared to $21,928 as of December 31, 2013.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $500,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $461 and a working capital deficit of $61,917.  During the three-month period ended March 31, 2014, we funded our operations from advances and loans from third parties. We expect that the committed financing of $500,000 detailed below will be sufficient to meet our anticipated cash requirements over this period.

For the three-month period ended March 31, 2014, we used net cash of $83,694 in operations compared to $30,249 of cash provided by operations for the three-month period ended March 31, 2013. The decrease was primarily due to the operating loss this quarter.

For the three-month period ended March 31, 2014, we used net cash of $6,065 for investing activities compared to $14,770 for the three-month period ended March 31, 2013. The decrease was primarily due to reduced spending on equipment.

For the three-month period ended March 31, 2014, we had net cash provided by financing activities of $68,292 compared to $24,174 of cash used in financing activities for the three-month period ended March 31, 2013. The increase was primarily due to increased capital contributions received as part of the share agreement.

Our current cash requirements are significant based upon our plan to develop and market new product lines to grow our business.  We estimate a need for $700,000 in additional capital over the next 12 months which we expect will be provided by the Financing.  While we do not have any short-term plans to conduct any debt or equity financings beyond the Financing commitment we presently have, we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek such financing sooner than anticipated.  There are no assurances that we will be able to raise such required working capital on terms favorable, or that such working capital will be available on any terms when needed.  The terms of such working capital may result in substantial dilution to existing shareholders.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future.

Off-Balance Sheet Arrangements

At March 31, 2014, there are no off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                   RISK FACTORS

Not applicable.

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

4CABLE TV INTERNATIONAL INC.

Date: September 3, 2014	By:	/s/ Steve Richey
	Name:	Steve Richey
	Title:	Chief Executive Officer and President
(Principal Executive Officer)