Form 10-Q
period 2014-06-30
4Cable TV International, Inc.
filed 2014-09-04
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-53983

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

4Cable TV International Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$10,183	$21,928
Accounts receivable, net	45,968	30,833
Inventories, net	311,347	257,393
Prepaid expenses and other assets	7,271	7,027
Total current assets	374,769	317,181

Property, plant and equipment, net	393,314	402,219

Total Assets	$768,083	$719,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$147,114	$133,696
Related parties payable	72,349	45,684
Related parties debt	22,356	22,867
Current portion of notes payable	66,616	48,998
Convertible debt, net	46,500	43,000
Current portion of capital lease obligations	35,582	35,040
Common stock payable	159,000	-
Total current liabilities	549,517	329,285

Long-term liabilities
Capital lease obligations	276,791	300,094
Notes payable	9,318	2,768
Total long-term liabilities	286,109	302,862

Total Liabilities	835,626	632,147

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value, 90,000,000 shares authorized; 45,050,000 shares issued and outstanding	45,050	45,050
Additional paid-in capital	547,466	462,188
Accumulated deficit	(660,059)	(419,985)
Total stockholders' equity (deficit)	(67,543)	87,253

Total liabilities and stockholders' equity (deficit)	$768,083	$719,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$241,239	$228,349	$480,558	$446,926
Cost of goods sold	107,091	191,076	395,085	326,478
Gross profit	134,148	37,273	85,473	120,448

Operating costs and expenses
Selling, general and administrative	111,610	61,385	236,499	106,631
Research and development	16,413	9,370	30,847	10,039
Total operating costs and expenses	128,023	70,755	267,346	116,670

Operating income (loss)	6,125	(33,482)	(181,873)	3,778

Interest expense	29,109	1,760	58,201	16,678

Net loss	$(22,984)	$(35,242)	$(240,074)	$(12,900)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	45,050,000	19,855,000	45,050,000	19,855,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)

	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net loss	$(240,074)	$(12,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,399	10,844
Amortization of debt discount	3,500	-
Stock-based compensation	21,280	-
Changes in operating assets and liabilities:
Accounts receivable	(15,135)	77 ,521
Inventories	(53,954)	(36,082)
Prepaid expenses and other assets	(244)	1,373
Accounts payable and accrued liabilities	13,418	(37,375)
Related parties payable	26,665	-
Net cash provided by (used in) operating activities	(227,145)	3,381

Cash flows from investing activities
Purchase of property, plant and equipment	(8,494)	(27,763)
Net cash used in investing activities	(8,494)	(27,763)

Cash flows from financing activities
Payments of capital lease obligations	(22,761)	(15,319)
Proceeds from notes payable	97,705	41,154
Payment on notes payable	(73,537)	(35,144)
Proceeds from related party debt	419	11,570
Payments on related party debt	(930)	(34,536)
Proceeds from common stock sold	159,000	-
Capital contributions	63,998	40,000
Net cash provided by financing activities	223,894	5,410

Net decrease in cash	(11,745)	(16,657)

Cash, beginning of period	21,928	16,717

Cash, end of period	$10,183	$60

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$29,109	$16,678
Supplemental disclosure of non-cash financing and investing and financing activities
Purchase of equipment by capitalized lease obligation	$-	$26,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

1.  Business Description

Basis of Presentation

The accompanying unaudited consolidated financial statements of 4Cable TV International Inc. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, in our Report on Form 10-K filed with the SEC on September 3, 2014 .

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period have been made. Results for the interim period presented is not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. As of June 30, 2014 and December 31, 2013, we had allowance for doubtful accounts of $2,836. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance.

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to us and paid factoring fees of $17,491 and $18,808 for the six months ended June 30, 2014 and 2013, respectively.

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

Concentrations of Risk

Sales to two customers accounted for 79% of the Company’s total net sales during the six ended June 30, 2014 compared to 87% during the six months ended June 30, 2013. Other than the customers mentioned above, no customer accounted for 10% or more of the Company’s total net sales for the six months ended June 30, 2014 and 2013.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

2. Summary of significant accounting policies (continued)

Accounts receivable from three customers accounted for more than 10% of the Company’s net accounts receivable as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Customer A	29%	-
Customer B	21%	21%
Customer C	11%	-
Customer D	-	14%
Customer E	-	18%

The Company purchased materials from four vendors who represented approximately 64% for the six months ended June 30, 2014 and 68% for the six months ended June 30, 2013

Inventories

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
Advertising and Marketing Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs were $76,167 and $0 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were $30,847 and $10,039 for the six months ended June 30, 2014 and 2013, respectively.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

2. Summary of significant accounting policies (continued)

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per common share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

The Company has evaluated all transactions from June 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

4. Inventories

The inventory consists of raw materials that are used in the preparation of goods for sale. There were no finished products at June 30, 2014 and December 31, 2013. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	June 30, 2014	December 31, 2013
Inventories	$503,000	$356,000
Less: Excess and obsolete reserve	(192,000)	(192,000)
Inventories, net	$311,000	$257,000

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	June 30, 2014	December 31, 2013
Capital lease – building	$293,000	$293,000
Capital lease – equipment	81,000	78,000
Computer equipment	9,000	9,000
Machinery and tools	137,000	135,000
Office equipment	4,000	4,000
Test equipment	84,000	74,000
Subtotal	608,000	599,000
Accumulated depreciation	(215,000)	(197,000)
Total property, plant and equipment	$393,000	$402,000

For the six months ended June 30, 2014 and 2013, the Company recognized depreciation expense of $17,399 and $10,844, respectively.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

6. Notes payable

The notes payable consist of the following items and payment terms (rounded to the nearest thousand):

	June 30, 2014	December 31, 2013
On-Deck, interest at 31% per annum, repay at $208 per day for 251 days, due April 15, 2014	$-	$28,000
Superior Finance, interest at 4.5% per annum, repay at $62 per month, due May 2017, guaranteed by shareholder	2,000	2,000
Strategic Funding, interest at 11%, repay $567 per day, due August 30, 2015,	52,000	-
Current Electronics, zero interest, repay $1,000 per month, due May 1, 2014, unsecured (a)	4,000	5,000
IOU Central, interest at 15% per annum, repay $1,894 per month, due December 31, 2014	11,000	-
Third party loans, interest range from 0% to 4%, various terms	7,000	17,000
Total notes payable	76,000	52,000
Current portion of notes payable	(67,000)	(49,000)
Long-term portion of notes payable	$9,000	$3,000

(a)	Subsequent to June 30, 2014, the Company entered into a verbal agreement with Current Electronics to pay the outstanding balance in $500 monthly installments.

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

Convertible debt consists of the following as of June 30, 2014 and December 31, 2013 (rounded to the nearest thousand):

	June 30, 2014	December 31, 2013
Convertible debt, dated December 13, 2013, bearing interest at 15% per annum, matures December 1, 2014, and convertible into shares of common stock at $0.25 per share	$50,000	$50,000
Less: debt discount	(3,000)	(7,000)
Convertible debt, net	$47,000	$43,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

8. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related party payables at June 30, 2014 and December 31, 2013 was approximately $72,000 and $46,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheet as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related party loans payable at June 30, 2014 and December 31, 2013 was approximately $22,000 and $23,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheet as short term liabilities.

9. Capital Lease Obligations

Capital lease obligations consist of the following as of June 30, 2014 and December 31, 2013 (rounded to the nearest thousand):

	June 30, 2014	December 31, 2013

Capital lease – building #1, interest at 6.25% , payments of $1,485 per month, final payment due December 1, 2031	$189,000	$192,000
Capital lease – building #2, interest at 6.00% , payments of $910 per month, final payment due October 7, 2023	78,000	86,000
Capital leases – equipment, interest at 36%, payments of $3,630 per month, terms 1-3 years	45,000	57,000
Total capital lease obligations	312,000	335,000
Current portion of capital lease obligations	(35,000)	(35,000)
Long-term portion of capital lease obligations	$277,000	$300,000

10. Capital stock

On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees which had a fair value of $0.26 per share based on the closing value of the common stock on that date, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. Stock-based compensation expense of $21,280 was recorded for the six months ended June 30, 2014. The total unrecognized compensation expense is adjusted quarterly to reflect any people leaving the Company resulting in a balance of $55,844 at June 30, 2014 to be recognized over the remaining vesting term (approximately 1.3 years).

During 2014, the Company received $63,998 in capital contributions related to the 2013 share exchange agreement which required certain shareholders to contribute up to $500,000 to the Company. As of June 30, 2014, the Company has received a total of $291,531 towards this commitment.

During 2014, the Company received $159,000 of proceeds from the sale of its common stock. As of June 30, 2014, these shares had not been issued, pending receipt of subscription agreements, and are recorded as common stock payable.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements -

11. Commitments and Contingencies

The Company has purchase commitments with two vendors totalling $9,300 for inventory in 2014.

12. Subsequent Events

On July 10, 2014, the Company entered into a note payable agreement with a third party for $25,000 with a term of 1 year, an annual interest rate of 15%, and secured by 2,500,000 shares of the Company’s common stock.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, including the potential results of any acquisition or similar transaction, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our 10-K for the fiscal years ended December 31, 2013 and December 31, 2012, filed August 22, 2014. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three-Month Periods Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, we incurred a net loss of $22,984 compared to a loss of $35,242 for June 30, 2013.

Net sales for the three months ended June 30, 2014 totaled $241,239, an increase of 6% from $228,349 for the three months ended June 30, 2013.  This increase was attributable to one of our existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown.

Cost of goods sold for the three months ended June 30, 2014 was $107,091. Cost of goods sold decreased 44%, from $191,076 for three months ended June 30, 2013. The cost of goods sold increased due to increased sales and adjustments to inventory based on a physical count that removed old and obsolete items.

General and administration expenses for the three months ended June 30, 2014 increased by $50,225 to $111,610 compared to $61,385 for the three months ended June 30, 2013. The increase was due primarily to an increase of $41,000 in sales expense.

Research and development expenses for the three months ended June 30, 2014 increased by $7,043 to $16,413 compared to $9,370 for the three months ended June 30, 2013.  The increase was due primarily to increased efforts in new product development.

Interest expense for the three months ended June 30, 2014 increased by $27,349 to $29,109 from $1,760 for the three months ended June 30, 2013, related to an increase from borrowings to finance operations.

Comparison of the Six-Month Periods Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, we incurred a net loss of $240,074 from continuing operations compared to a loss of $12,900 for June 30, 2013.

Net sales for the six months ended June 30, 2014 totaled $480,558, an increase of 8% from $446,926 for the six months ended June 30, 2013.  This increase was attributable to one of our existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown.

Cost of goods sold for the six months ended June 30, 2014 was $395,085. Cost of goods sold increased 21%, from $326,478 for six months ended June 30, 2013. The cost of goods sold increased due to increased sales and adjustments to inventory based on a physical count that removed old and obsolete items.

General and administration expenses for the six months ended June 30, 2014 increased by $129,868 to $236,499 compared to $106,631 for the six months ended June 30, 2013. The increase was due primarily to an increase of $76,000 in sales expense, $36,000 in audit and accounting expense, and $23,000 in legal expense.

Research and development expenses for the six months ended June 30, 2014 increased by $20,808 to $30,847 compared to $10,039 for the six months ended June 30, 2013.  The increase was due primarily to increased efforts in new product development.

Interest expense for the six months ended June 30, 2014 increased by $41,523 to $58,201 from $16,678 for the six months ended June 30, 2013, related to an increase from borrowings to finance operations.

Cash and Cash Equivalents

As of June 30, 2014, we had cash of $10,183 as compared to $21,928 as of December 31, 2013.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $500,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $10,183 and a working capital deficit of $174,748.  During the six-month period ended June 30, 2014, we funded our operations from advances and loans from third parties. We expect that the committed financing of $500,000 detailed below will be sufficient to meet our anticipated cash requirements over this period.

For the six-month period ended June 30, 2014, we used net cash of $227,145 in operations compared to $3,381 of cash provided by operations for the six-month period ended June 30, 2013. The decrease was primarily due to the operating loss this quarter.

For the six-month period ended June 30, 2014, we used net cash of $8,494 for investing activities compared to $27,763 for the six-month period ended June 30, 2013. The decrease was primarily due to reduced spending on equipment.

For the six-month period ended June 30, 2014, we had net cash provided by financing activities of $223,894 compared to $5,410 of cash used in financing activities for the six-month period ended June 30, 2013. The increase was primarily due to increased capital contributions received as part of the share agreement, proceeds from notes payable, and proceeds from common stock sold.

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

Off-Balance Sheet Arrangements

At June 30, 2014, there are no off-balance sheet arrangements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

4CABLE TV INTERNATIONAL INC.

Date: September 3, 2014	By:	/s/ Steve Richey
	Name:	Steve Richey
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: September 3, 2014	By:	/s/ Ross DeMello
	Name :	Ross DeMello
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)