Form 10-Q
period 2014-09-30
4Cable TV International, Inc.
filed 2014-11-19
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2014

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

November 18, 2014: 46,126,665 common shares

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

4Cable TV International Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$14,191	$21,928
Accounts receivable, net	48,664	30,833
Inventories, net	221,819	257,393
Prepaid expenses and other current assets	14,972	7,027
Total current assets	299,646	317,181

Property, plant and equipment, net	386,145	402,219

Total Assets	$685,791	$719,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$191,215	$133,696
Related party payables	73,441	45,684
Related party debt	22,092	22,867
Current portion of notes payable	104,781	48,998
Convertible debt, net	48,250	43,000
Current portion of capital lease obligations	35,318	35,040
Common stock payable	56,333	-
Total current liabilities	531,430	329,285

Long-term liabilities
Capital lease obligations	268,319	300,094
Notes payable	9,318	2,768
Total long-term liabilities	277,637	302,862

Total Liabilities	809,067	632,147

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.001 par value, 90,000,000 shares authorized; 46,126,665 and 45,050,000 shares issued and outstanding, respectively	46,127	45,050
Additional paid-in capital	669,070	462,188
Accumulated deficit	(838,473)	(419,985)

Total stockholders' equity (deficit)	(123,276)	87,253

Total liabilities and stockholders' equity (deficit)	$685,791	$719,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$332,067	$274,772	$812,625	$751,698
Cost of goods sold	265,006	165,449	660,091	491,927
Gross profit	67,061	109,323	152,534	259,771

Operating costs and expenses
Selling, general and administrative	186,921	89,368	423,420	207,820
Research and development	14,259	22,655	45,106	32,694
Total operating costs and expenses	201,180	112,023	468,526	240,514

Operating income (loss)	(134,119)	(2,700)	(315,992)	19,257

Interest expense	44,295	14,937	102,496	31,616

Net loss	$(178,414)	$(17,637)	$(418,488)	$(12,359)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	45,215,091	20,048,098	45,105,233	19,920,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net loss	$(418,488)	$(12,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,261	28,623
Amortization of debt discount	5,250	-
Provision for loss on accounts receivable	11,085	367
Inventory write-down	-	835
Stock-based compensation	41,294	-
Changes in operating assets and liabilities:
Accounts receivable	(28,916)	26,761
Inventories	35,574	(88,463)
Prepaid expenses and other current assets	(7,945)	(26,427)
Accounts payable and accrued liabilities	57,519	(13,803)
Related party payables	27,757	-

Net cash used in operating activities	(250,609)	(84,466)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,187)	(38,940)

Net cash used in investing activities	(10,187)	(38,940)

Cash flows from financing activities
Repayment of credit card debt	-	(3,345)
Payments of capital lease obligations	(31,497)	(22,732)
Proceeds from notes payable	172,225	94,081
Payment on notes payable	(109,892)	(94,919)
Proceeds from related party debt	-	44,665
Payments on related party debt	(775)	(55,314)
Proceeds from sale of common stock	159,000	13,123
Capital contributions	63,998	132,091

Net cash provided by financing activities	253,059	108,150

Net decrease in cash	(7,737)	(15,256)

Cash, beginning of period	21,928	16,717

Cash, end of period	$14,191	$1,461

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$64,681	$31,616
Supplemental disclosure of non-cash financing and investing and financing activities
Purchase of equipment by capitalized lease obligation	$-	$28,186
Issuance of common stock to satisfy common stock payable	$102,667	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

1.  Business Description

Basis of Presentation

The accompanying unaudited consolidated financial statements of 4Cable TV International Inc. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, in our Report on Form 10-K filed with the SEC on September 4, 2014.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month period have been made. Results for the interim period presented is not necessarily indicative of the results that might be expected for the entire fiscal year.

Description of Business

4Cable TV International, Inc., formerly Liberto, Inc., was incorporated in Nevada on November 8, 2007. The Company was engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia. On April 25, 2013, we affected an 11-for-1 forward split of our common stock payable in the form of a stock dividend.

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

Consolidation Policy

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

Estimates and Assumptions

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

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

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. As of September 30, 2014 and December 31, 2013, we had allowance for doubtful accounts of $2,836. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off. For the nine months ended September 30, 2014 and 2013, we had write offs of accounts receivable of $11,085 and $367, respectively.

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to us and paid factoring fees of $24,879 and $31,511 for the nine months ended September 30, 2014 and 2013, respectively.

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

Concentrations of Risk

Sales to two customers accounted for 79% of the Company’s total net sales during the nine ended September 30, 2014 compared to 79% for one customer during the nine months ended September 30, 2013. Other than the customers mentioned above, no customer accounted for 10% or more of the Company’s total net sales for the nine months ended September 30, 2014 and 2013.

Accounts receivable from three customers accounted for more than 10% of the Company’s net accounts receivable as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Customer A	40%	-
Customer B	12%	21%
Customer C	8%	-
Customer D	-	14%
Customer E	-	18%

The Company purchased materials from four vendors who represented approximately 64% of the Company’s purchases for the nine months ended September 30, 2014 and 68% for the nine months ended September 30, 2013.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Advertising and Marketing Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs were $28,267 and $10,299 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were $45,106 and $32,694 for the nine months ended September 30, 2014 and 2013, respectively.

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

Subsequent Events

The Company has evaluated all transactions from September 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

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

4. Inventories

The inventory consists of raw materials that are used in the preparation of goods for sale. There were no finished products at September 30, 2014 and December 31, 2013. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	September 30, 2014	December 31, 2013
Inventories	$414,000	$422,000
Less: Excess and obsolete reserve	(192,000)	(165,000)
Inventories, net	$222,000	$257,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	September 30, 2014	December 31, 2013
Capital lease – building	$293,000	$293,000
Capital lease – equipment	81,000	78,000
Computer equipment	9,000	9,000
Machinery and tools	137,000	135,000
Office equipment	4,000	4,000
Test equipment	86,000	74,000
Subtotal	610,000	599,000
Accumulated depreciation	(224,000)	(197,000)
Total property, plant and equipment	$386,000	$402,000

For the nine months ended September 30, 2014 and 2013, the Company recognized depreciation expense of $26,261 and $28,623, respectively.

6. Notes payable

The notes payable consist of the following items and payment terms (rounded to the nearest thousand):
	September 30, 2014	December 31, 2013
On-Deck, interest at 31%, paid in full during 2014	$-	$28,000
Superior Finance, interest at 12.75%, payments of $62 per month, due May 2017, guaranteed by shareholder	2,000	2,000
EBF Partners, interest at 15%, payments of $540 per day, due February 26, 2015	42,000	-
Strategic Funding, interest at 11%, payments of $567 per day, due August 30, 2015,	30,000	-
Current Electronics, no interest, payments of $1,000 per month, due May 1, 2014, unsecured (a)	3,000	5,000
IOU Central, interest at 15%, payments of $1,894 per month, due December 31, 2014	6,000	-
Loan from individual, interest at 15% payments of interest only monthly, due July 10, 2015 (b)	25,000	-
Third party loans, interest range from 0% to 4%, various terms	6,000	17,000
Total notes payable	114,000	52,000
Current portion of notes payable	(105,000)	(49,000)
Long-term portion of notes payable	$9,000	$3,000

(a)	During the nine months ended September 30, 2014, the Company entered into a verbal agreement with Current Electronics to pay the outstanding balance in $500 monthly installments.
(b)	In the event the note is not paid in full on or before the due date, the Company will be required to issue 2,500,000 shares of common stock of the Company to the lender.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

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

Convertible debt consists of the following as of September 30, 2014 and December 31, 2013 (rounded to the nearest thousand):

	September 30, 2014	December 31, 2013
Convertible debt, dated December 13, 2013, bearing interest at 15% per annum, matures December 1, 2014, and convertible into shares of common stock at $0.25 per share	$50,000	$50,000
Less: debt discount	(2,000)	(7,000)
Convertible debt, net	$48,000	$43,000

8. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related party payables at September 30, 2014 and December 31, 2013 was approximately $73,000 and $46,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheets as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related party loans payable at September 30, 2014 and December 31, 2013 was approximately $22,000 and $23,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheets as current liabilities.

9. Capital Lease Obligations

Capital lease obligations consist of the following as of September 30, 2014 and December 31, 2013 (rounded to the nearest thousand):

	September 30, 2014	December 31, 2013

Capital lease – building #1, interest at 6.25% , payments of $1,485 per month, final payment due December 1, 2031	$188,000	$192,000
Capital lease – building #2, interest at 6.00% , payments of $910 per month, final payment due October 7, 2023	76,000	86,000
Capital leases – equipment, interest at 36%, payments of $3,630 per month, terms 1-3 years	39,000	57,000
Total capital lease obligations	303,000	335,000
Current portion of capital lease obligations	(35,000)	(35,000)
Long-term portion of capital lease obligations	$268,000	$300,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

10. Capital stock

On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees which had a fair value of $0.26 per share based on the closing value of the common stock on that date, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. During the nine months ended September 30, 2014, the Company terminated the contracts of some of its employees resulting in the removal of 158,000 of the 500,000 shares of restricted stock granted.

Stock-based compensation expense related to the amortization of restricted stock of $31,794 was recorded for the nine months ended September 30, 2014. The total unrecognized compensation expense is adjusted quarterly to reflect any people leaving the Company resulting in a balance of $47,942 at September 30, 2014 to be recognized over the remaining vesting term (approximately 1.3 years).

During the nine months ended September 30, 2014, the Company received $63,998 in capital contributions related to the 2013 share exchange agreement which required certain shareholders to contribute up to $500,000 to the Company. As of September 30, 2014, the Company has received a total of $291,531 towards this commitment.

During the nine months ended September 30, 2014, the Company received $159,000 of proceeds from the sale of its common stock. As of September 30, 2014, the Company had issued 1,026,665 shares at $0.10 per share for $102,667.  The shares for the balance of the subscriptions, $56,333, will be issued in the fourth quarter.

During the nine months ended September 30, 2014, the Company issued 50,000 shares of its common stock at $0.19 per share for payment of $9,500 of advertising services.

11. Subsequent Events

On October 24, 2014, the Company entered into a convertible promissory note agreement for $87,500 with a third party for cash proceeds of $75,000 and an original issue discount of $12,500.  The conversion price is variable.  The note matures in 13 months and bears annual interest of 8%.  The Company is also contractually obligated to issue the note holder warrants of the Company, but the Company has not yet determined the number of issuable warrants.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our 10-K for the fiscal years ended December 31, 2013 and 2012, filed September 4, 2014. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three-month Periods Ended September 30, 2014 and 2013

For the three months ended September 30, 2014, we incurred a net loss of $178,414 compared to a loss of $17,637 for September 30, 2013.

Net sales for the three months ended September 30, 2014 totaled $332,067, an increase of 21% from $274,772 for the three months ended September 30, 2013.  This increase was attributable to one of our existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown.

Cost of goods sold for the three months ended September 30, 2014 was $265,006. Cost of goods sold increased 60%, from $165,449 for three months ended September 30, 2013. The cost of goods sold increased due to increased sales and adjustments to inventory based on a physical count that removed old and obsolete items.

General and administration expenses for the three months ended September 30, 2014 increased by $97,553 to $186,921 compared to $89,368 for the three months ended September 30, 2013. The increase was due primarily to an increase in sales expense.

Research and development expenses for the three months ended September 30, 2014 decreased by $8,396 to $14,259 compared to $22,655 for the three months ended September 30, 2013.  The decrease was due primarily to decreased efforts in new product development.

Interest expense for the three months ended September 30, 2014 increased by $29,358 to $44,295 from $14,937 for the three months ended September 30, 2013, related to an increase from borrowings to finance operations.

Comparison of the Nine-month Periods Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, we incurred a net loss of $418,488 compared to a loss of $12,359 for September 30, 2013.

Net sales for the nine months ended September 30, 2014 totaled $812,625, an increase of 8% from $751,698 for the nine months ended September 30, 2013. This increase was attributable to one of our existing customers reinstituting an equipment upgrade program that was cancelled during the economic slowdown.

Cost of goods sold for the nine months ended September 30, 2014 was $660,091. Cost of goods sold increased 34%, from $491,927 for nine months ended September 30, 2013. The cost of goods sold increased due to increased sales and adjustments to inventory based on a physical count that removed old and obsolete items.

General and administration expenses for the nine months ended September 30, 2014 increased by $215,600 to $423,420 compared to $207,820 for the nine months ended September 30, 2013. The increase was due primarily to an increase of $139,000 in sales expense, $26,000 in audit and accounting expense, and $45,000 in investor relations expense.

Research and development expenses for the nine months ended September 30, 2014 increased by $12,412 to $45,106 compared to $32,694 for the nine months ended September 30, 2013.  The increase was due primarily to increased efforts in new product development in the first half of the year.

Interest expense for the nine months ended September 30, 2014 increased by $70,880 to $102,496 from $31,616 for the nine months ended September 30, 2013, related to an increase from borrowings to finance operations.

Cash and Cash Equivalents

As of September 30, 2014, we had cash of $14,191 as compared to $21,928 as of December 31, 2013.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $700,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $14,191 and a working capital deficit of $231,784.  During the nine-month period ended September 30, 2014, we funded our operations from advances and loans from third parties and sale of our common stock.

For the nine-month period ended September 30, 2014, we used net cash of $250,609 in operations compared to $84,466 for the nine-month period ended September 30, 2013. The decrease was primarily due to the operating loss this quarter.

For the nine-month period ended September 30, 2014, we used net cash of $10,187 for investing activities compared to $38,940 for the nine-month period ended September 30, 2013. The decrease was primarily due to reduced spending on equipment.

For the nine-month period ended September 30, 2014, we had net cash provided by financing activities of $253,059 compared to $108,150 for the nine-month period ended September 30, 2013. The increase was primarily due to increased capital contributions received as part of the share agreement, proceeds from notes payable, and proceeds from common stock sold.

Our current cash requirements are significant based upon our plan to develop and market new product lines to grow our business.  We estimate a need for $700,000 in additional capital over the next 12 months which we expect will be provided by the Financing.  While we do not have any short-term plans to conduct any debt or equity financings beyond the financing commitment we presently have, we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek such financing sooner than anticipated.  There are no assurances that we will be able to raise such required working capital on terms favorable, or that such working capital will be available on any terms when needed.  The terms of such working capital may result in substantial dilution to existing shareholders.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future.At September 30, 2014, there are no off-balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

4CABLE TV INTERNATIONAL INC.
(Registrant)

Date: November 18, 2014	/s/ Steve Richey
Steve Richey
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 18, 2014	/s/ Ross DeMello
Ross DeMello
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)