Form 10-K
period 2014-12-31
4Cable TV International, Inc.
filed 2015-04-15
CIK 1421901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53983

4CABLE TV INTERNATIONAL, INC.
(Name of registrant as specified in its charter)

Nevada	80-0955951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1248 Highway 501 Business Conway, South Carolina	29526
(Address of Principal Executive Offices)	(Zip Code)

(843) 347-4933
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,888,734 (based on 14,528,720 shares held by non-affiliates and closing market price of $0.13 per share as of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter)), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of April 15, 2015, there were outstanding 49,340,003 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1— BUSINESS

Background

4CableTV International, Inc. was incorporated in Nevada on November 8, 2007.

4Cable TV, Inc., a wholly owned subsidiary of 4Cable TV International, Inc., was incorporated on May 19, 2005 as a South Carolina Corporation and has been a specialty solutions provider for the cable television (“CATV”) sector spanning the range of repair, upgrading, and testing. The Company provides service and customized solutions to CATV operators and was founded by two veterans of the cable industry seeking a new challenge to work on diagnostic and repair issues for cable operators.
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

Carbon footprint. The top MSOs (Comcast, TWC, and Cox) have made public declarations regarding their desire to decrease the carbon footprint of their systems.  However, the means to do so are currently limited.  We believe this field is fertile for companies which can provide proven technology to allow these MSOs to achieve the desired carbon reductions. We believe our products can help them achieve this goal, without the associated decreases in bandwidth which are traditionally correlated to reduced power

Intellectual Property

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

Distribution and Marketing

Gene Faulkner was hired as VP of Sales and Marketing on August 1, 2013. He has established a dealer representative network for the majority of the US and all of Canada. A new web site has been designed to increase internet traffic.  Gene Faulkner resigned in February 2015 and was replaced by John Homsey.

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

Employees

We have fourteen full-time employees and two part-time employees.  All employees are required to execute non-disclosure agreements as part of their employment.  None of our employees are subject to collective bargaining agreements.

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

We anticipate that we will require capital of $1,000,000 over the next 12 months to carry out our business plan.  If sales increase greater than our projections, or if we encounter unforeseen costs, we may need to raise additional capital.

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

We may have negative cash flow from operations.

We have historically experienced losses and negative cash flows from operations and these conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. We believe that our negative cash flow from operations may continue at least through 2015. There can be no assurance that we will ever be able to raise sufficient capital to generate positive cash flow from operations.

Failure to retire or refinance our existing debt obligations could adversely affect our financial condition.

We do not have sufficient funds to repay our current debt obligations. Accordingly, we will be required to obtain funds to repay these obligations either through refinancing or the issuance of additional equity or debt securities.

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

Our management team has limited public company experience which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The majority of the individuals who now constitute our senior management team have never limited experience with the responsibilities of managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

The issuance of common stock upon conversion of our convertible debt will cause immediate and substantial dilution.

The issuance of common stock upon conversion of our outstanding convertible debt in the aggregate amount of $312,650 in principal and $9,585 of accrued interest, which allow the holders thereof the right to convert such amounts from time to time, subject to certain limitations, into common stock of the Company, as is determined by dividing the amount converted by conversion prices as follows:

•	The 2013 convertible debt is convertible at $0.12 per share of the Company’s common stock. Unpaid interest is subject to conversion.

•
The Typenex convertible debt is convertible into shares of the Company’s common stock at the option of the lender at the lesser of the lender conversion price and 70% of the average market price of the three lowest trading prices in the twenty trading days preceding conversion.  Unpaid interest is subject to conversion.

•
The KBM convertible debt is convertible into shares of the Company’s common stock at the option of the lender at 59% of the average market price of the three lowest trading prices in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

•
The JMJ convertible debt is convertible into shares of the Company’s common stock at the option of the lender at the lesser of $0.12 per share and 60% of the lowest trading price in the twenty-five trading days preceding conversion.  Unpaid interest is subject to conversion.

•
The LG convertible debt is convertible into shares of the Company’s common stock at the option of the lender at 60% of the lowest closing price in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

The issuance of these shares of common stock will result in immediate and substantial dilution to the interests of other stockholders.

The continuously adjustable conversion price feature of our convertible debt could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders may experience substantial dilution of their investment upon conversion of the convertible debt. The convertible debt is convertible into shares of common stock as described in the risk factor above entitled “The issuance of common stock upon conversion of our convertible debt will cause immediate and substantial dilution”, at a discount to the trading price of our common stock. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease could cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the convertible debt would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and could cause the value of our common stock to decline.

Our outstanding options, warrants and convertible securities may adversely affect the trading price of our common stock.

As of December 31, 2014, there were outstanding stock options to purchase approximately 7,350,000 shares of our common stock, outstanding warrants to purchase approximately 875,000 shares of common stock and convertbile debt into approximately 3,976,000 shares of common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resale of these shares, could adversely affect the trading price of our common stock.

We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants or conversion of other securities, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

Three of our directors and executive officers own approximately 38.0% of our common stock, and three of our major shareholders own approximately 34.4% of our common stock, which may give them influence over important corporate matters in which their interests are different from your interests.

Three of our directors and executive officers beneficially own approximately 38.0% of our outstanding shares of common stock, and our largest three non-director or officer shareholders own approximately 34.4% of our outstanding shares of common stock (excluding exercise of warrants held thereby) based on a total of 49,340,003 shares of common stock outstanding as of April 15, 2015. These directors, executive officers and major shareholders will be positioned to influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. These directors, executive officers and major shareholders, subject to any fiduciary duties owed to the shareholders generally, may have interests different than the rest of our shareholders. Their influence or control of our company may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other shareholders. In addition, due to the ownership interest of these directors and officers in our common stock, they may be able to remain entrenched in their positions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1B— UNRESOLVED STAFF COMMENTS

 None.

ITEM 2 — PROPERTIES

The principal executive offices for the Company are located at: 1248 Highway 501 Business, Conway, South Carolina 29526.  The monthly rent for this property and related expenses is $2,395 per month, pursuant to a Rent to Own Contract with Shirley Faye M. Strickland, until the aggregate purchase price of $337,000 has been paid.  The Company also leases office space on a month-to-month basis at 1256 Highway 501 Business, Conway, South Carolina 29526.  The monthly rent for this property and related expenses is $1,500 per month.  The Company’s main telephone number is: 1-843-347-4933.  The Company’s website is located at: www.4Cable.tv.

ITEM 3— LEGAL PROCEEDINGS

 None.

ITEM 4— MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

 Our common stock is quoted on the OTCQB under the symbol CATV.

The following is the range of high and low bid prices for our common stock for the periods indicated.  Prior to the fourth quarter of 2013 there was no active trading market for shares of our common stock.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter (March 31, 2014)	$0.28	$0.21
Second Quarter (June 30, 2014)	$0.24	$0.08
Third Quarter (September 30, 2014)	$0.17	$0.07
Fourth Quarter (December 31, 2014)	$0.19	$0.07

Fiscal Year Ended December 31, 2013	High		Low
First Quarter (March 31, 2013)	$	N/A	$	N/A
Second Quarter (June 30, 2013)	$	N/A	$	N/A
Third Quarter (September 30, 2013)	$	N/A	$	N/A
Fourth Quarter (December 31, 2013)		$0.40		$0.21

Stockholders

As of April 15, 2015, there were 49,340,003 shares of common stock issued and outstanding held by 42 stockholders of record (number of stockholders does not include street name holders).

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information, as of December 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A) (C)

Equity compensation plans approved by stockholders	7,350,000	$ 0.100	650,000
Equity compensation plans approved by stockholders	875,000	$ 0.085	-
Total	8,225,000	$ 0.185	650,000

Stock Transfer Agent

Our stock transfer agent is Quicksilver Stock Transfer, located at 6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV 89119.

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

On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees which had a fair value of $0.26 per share based on the closing value of the common stock on that date, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. Stock-based compensation expense was recorded for the year ended December 31, 2014 of $42,308 ($13,356 in 2013) representing the amount of expense that has vested to December 31, 2104. Unrecognized compensation expense of $36,066 will be recognized over the remaining vesting term (approximately 0.8 years). The issuance of the shares of restricted stock was conducted by the Company and was issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to accredited investors under state securities laws.

In December 2013, the Company issued a 15% convertible note payable for $50,000, due June 2014.  The interest on the convertible note payable is 15% per annum, payable monthly.  The convertible note payable is convertible into shares of common stock at the option of the lender at a conversion price of $0.25 per share.  In July 2014, the Company entered into an amendment with the note holder to extend the maturity date of this note to December 1, 2014 at a conversion price of $0.12 per share.  The convertible notes were issued in reliance upon Rule 4(a)(2) of the Securities Act of 1933, as amended, and comparable exemptions for sales to accredited investors under state securities laws. The Company is in default on this note and is presently negotiating a new repayment plan.

During 2014, the Company had issued 1,590,000 shares at $0.10 per share for $159,000 received in a private placement.

During 2014, the Company issued 50,000 shares of its common stock at $0.19 per share for payment of $9,500 in advertising expense.

During 2014, the Company issued 650,003 shares of its common stock at $0.105 per share for payments to Consultants for a payment of $65,000.

During 2014, the Company issued 2,000,000 shares of its common stock at $0.105 per share to Company employees in recognition of services provided to the Company.

In October 2014, the Company issued a convertible note payable for $87,500 to Typenex Co-Investment, LLC (“Typenex”), due November 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $12,500 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at the lesser of the lender conversion price and 70% of the average market price of the three lowest trading prices in the twenty trading days preceding conversion.  Unpaid interest is subject to conversion.  In connection with the Typenex convertible note,  the Company also issued 437,500 warrants to Typenex to purchase an equivalent number of shares of the Company’s common stock with an exercise price of $0.20.  This convertible note and the warrants were issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

In November 2014, the Company issued a convertible note payable for $54,000 to KBM Worldwide, Inc. (“KBM”), due August 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $4,000 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 59% of the average market price of the three lowest trading prices in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

In November 2014, the Company issued a convertible note payable for $55,000 to JMJ Financial (“JMJ”), due November 2016 with the option to borrow an additional $295,000.  The interest on the convertible note payable is 12% per annum.  The note contained an original issue discount of $5,000 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at the lesser of $0.12 per share and 60% of the lowest trading price in the twenty-five trading days preceding conversion.  Unpaid interest is subject to conversion.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

In December 2014, the Company issued a convertible note payable for $66,150 to LG Capital Funding, LLC (“LG”), due November 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $6,150 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 60% of the lowest closing price in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

Subsequent to our fiscal year end, on January 5, 2015, the Company entered into a convertible promissory note agreement for $54,000 with a third party. The conversion price is variable.  The note matures in 9 months and bears annual interest of 8%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

Subsequent to our fiscal year end, on January 21, 2015 the Company entered into a promissory note agreement for $150,000 with a third party with cash proceeds of $148,125 and an origination fee of $1,875.  The note matures in 17 months and bears annual interest of 36%.  This promissory note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

Subsequent to our fiscal year end, on January 23, 2015, the Company entered into a convertible promissory note agreement for $26,500 with a third party with cash proceeds of $25,000 and deferred financing costs of $1,500.  The conversion price is variable.  The note matures in 12 months and bears annual interest of 8%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

Subsequent to our fiscal year end, on January 30, 2015, the Company entered into a convertible promissory note agreement for $55,750 with a third party.  The conversion price is variable.  The note matures in 9 months and bears annual interest of 10%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

Subsequent to our fiscal year end, on February 26, 2015, the Company entered into a convertible promissory note agreement for $31,500 with a third party with cash proceeds of $30,000 and an original issue discount of $1,500.  The conversion price is variable.  The note matures in 12 months and bears annual interest of 8%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act,  and comparable exemptions for sales to accredited investors under state securities laws.

ITEM 6— SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

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

On January 30, 2014, our Board of Directors adopted the 2014 Equity Incentive Plan and reserved 6,000,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees and consultants of the Company.

On February 3, 2015, we amended our Articles of Incorporation to authorize 310,000,000 shares of capital stock, par value $0.001 per share, 300,000,000 of which are designated as Common Stock and 10,000,000 of which are designated as Preferred Stock.

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

	December 31, 2014	December 31, 2013
Statements of Operations Data
Sales	$1,027,113	$1,028,053
Cost of sales	745,529	716,045
Gross profit	281,584	312,008
Selling, general and administrative expenses, and R&D expenses	1,079,396	355,231
Interest expense	154,298	85,356
Loss on change in fair value of derivative	117,079	-
Net loss	$(1,069,189)	$(128,579)

Sales

Our sales totaled $1,027,113 for the year ended December 31, 2014, compared to $1,028,053 for the year ended December 31, 2013.  We were able to maintain sales levels positively impacted by increased efficiency in our production area in 2013.

Cost of sales

Cost of sales consists primarily of material cost, labor cost, and related expenses which are directly attributable to the selling of our products. Cost of sales for the year ended December 31, 2014 were $745,529, compared to $716,045 for the year ended December 31, 2013.  The increase in cost of sales is due to increased labor and material costs.

Gross profit

Gross profit for the year ended December 31, 2014 was $281,584, compared to $312,008 for the year ended December 31, 2013.  Our decrease in gross profit is due to the increase in labor and material costs.

Selling, general and administrative expenses, and R&D expenses

Selling, general and administrative expenses, and R&D expenses for the year ended December 31, 2014 were $1,079,396, compared to $355,231 for the year ended December 31, 2013.  The increase in our selling, general and administrative expenses was primarily  due to a higher volume of compliance work done by outside professionals and the impact of stock-based compensation plans instituted for employees.

Interest expense

Interest expense for the year ended December 31, 2014 was $154,298, compared to $85,356 for the year ended December 31, 2013.  The increase in interest expense during 2014 was due to higher debt and capital lease obligations in 2014.

Loss on change in fair value of derivatives

Loss on change in fair value of derivatives for the year ended December 31, 2014 was $117,079, compared to $-0- for the year ended December 31, 2013.  In 2013, the Company had no derivative liabilities.

Net loss

Our net loss for the year ended December 31, 2014 was $1,069,189. This was impacted primarily by the costs associated with the higher selling, general and administrative expenses and higher debt costs.

Liquidity and Capital Resources

As at December 31, 2014, we have $722,067 in total assets and $801,443 in current liabilities and $1,137,877 in total liabilities, compared to $719,400 in assets and $329,285 in current liabilities and $632,147 in total liabilities as at December 31, 2013.  Our net working capital deficit as at December 31, 2014 was $466,626 compared to $12,104 at December 31, 2013.

As of December 31, 2014, we had cash of $36,734. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

During the year ended December 31, 2014, we funded our operations from advances resulting from the merger, interest bearing debt, sale of common stock and operating revenues. During the year ended December 31, 2014, we generated revenues of $1,027,113 and we raised $159,000 from the sale of common stock and net proceeds of $235,000 from the issuance of convertible promissory notes.

For the year ended December 31, 2014, we used net cash in operating activities of $411,967 compared to $223,081 of net cash used in operating activities in the year ended December 31, 2013.  Net cash used in operating activities for the year ended December 31, 2014, was primarily derived from our net loss of $1,069,189, offset by non- cash stock-based compensation of $343,128, loss on change in fair value of derivatives of $117,079, and an increase in accounts payable of $91,526.  Net cash used in operating activities for the year ended December 31, 2013, was primarily derived from our net loss of $128,579, increase in inventory of $65,806, and decrease in accounts payable of $39,590.

For the year ended December 31, 2014, we used net cash in investing activities of $14,977 compared to $44,789 of net cash used in investing activities in the year ended December 31, 2013.  Net cash used in investing activities for the year ended December 31, 2014 was derived from purchase of property, plant and equipment of $14,977.  Net cash used in investing activities for the year ended December 31, 2013 was derived from purchase of property, plant and equipment of $44,789.

For the year ended December 31, 2014, we generated net cash from financing activities of $441,750 compared to $273,081 of net cash provided by financing activities in the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 was primarily derived from proceeds from borrowings of convertible debt of $235,000, sale of common stock of $159,000 and capital contributions of $63,998, offset by principal payments on notes payable of $174,692.  Net cash provided by financing activities for the year ended December 31, 2013 was primarily derived from capital contributions of $227,533, proceeds from borrowings of debt of $57,936, and proceeds from borrowings of convertible debt of $50,000, offset by principal payments on debt of $49,965.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2014	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Related Parties Debt	$149,000	$-	$-	$-	$149,000
Convertible Debt	$258,000	$55,000	$-	$-	$313,000
Capital Lease Obligations	$56,000	$97,000	$84,000	$184,000	$421,000
Long-Term Debt Obligations	$49,000	$1,000	$-	$-	$50,000

The above table outlines our obligations as of December 31, 2014 and does not reflect any changes in our obligations that have occurred after that date.

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

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to the Company (for up to 80% of the invoice balance) and paid factoring fees of approximately $34,000 and $39,000 for the years ended December 31, 2014 and 2013, respectively.

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

ITEM 9— CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.
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

We feel the weaknesses identified above have not had any material affect on our financial results. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as our financial situation allows, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

On January 5, 2015, the Company entered into a convertible promissory note agreement for $54,000 with a third party. The conversion price is variable.  The note matures in 9 months and bears annual interest of 8%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

On January 21, 2015 the Company entered into a promissory note agreement for $150,000 with a third party with cash proceeds of $148,125 and an origination fee of $1,875.  The note matures in 17 months and bears annual interest of 36%.  This promissory note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

On January 23, 2015, the Company entered into a convertible promissory note agreement for $26,500 with a third party with cash proceeds of $25,000 and deferred financing costs of $1,500.  The conversion price is variable.  The note matures in 12 months and bears annual interest of 8%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

On January 30, 2015, the Company entered into a convertible promissory note agreement for $55,750 with a third party.  The conversion price is variable.  The note matures in 9 months and bears annual interest of 10%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

On February 6, 2015, the Company granted options to purchase 400,000 shares of common stock at an exercise price of $0.10 per share. The options have terms of four years and fully vest in February 2019.  On each anniversary following the grant date, 100,000 options will fully vest.  The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $46,908. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.03%, (2) expected term of 4 years, (3) expected volatility of 81.84%, and (4) zero expected dividends.

On February 26, 2015, the Company entered into a convertible promissory note agreement for $31,500 with a third party with cash proceeds of $30,000 and an original issue discount of $1,500.  The conversion price is variable.  The note matures in 12 months and bears annual interest of 8%.  This convertible note was issued in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and comparable exemptions for sales to accredited investors under state securities laws.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Steven K. Richey	68	Director, President and Chief Executive Officer
Susan Richey	59	Secretary
Andrew Staniak	70	Director, Vice President
Ross DeMello	65	Director, Interim Chief Financial Officer
John Homsey	55	Vice President - Sales and Marketing

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

Our CFO, George Schnellman passed away on May 3, 2014.  Mr. DeMello was appointed as interim CFO.

John Homsey

On February 6, 2015, Mr. John Homsey was appointed Vice President – Sales and Marketing.  Mr. Homsey brings over 25 years of experience providing technical sales solutions to Cable (MSO) and Telecom providers and managing leading edge solutions, services and new product introductions. Mr. Homsey has served in executive sales and technical positions throughout his career with firms ranging from large multinationals to mid-sized cable industry suppliers. Prior to joining 4Cable, Mr. Homsey was Vice President of Professional Services, Sales & Sales Engineering at Genesis Networks where he directed the professional deployment and service teams. Previously he was Product Sales Manager of Access Networks with Communications Test Design Inc. (CDTI), where he managed and directed the P&L of CDTI's strategic business sector and 'Fiber-to-the-Home'. From 2006-2011 he was Senior Director, Professional Services, Sales and Technical Sales at Hitachi Communications Technologies America, where he managed sales, sales engineering and business development teams. Mr. Homsey also spent several years with Wave7 Optics, Inc., an early pioneer in the fiber-to-the-home and business (FTTx) optical access market, and has years of system operational experience as Engineering Director with Cablevision Systems. Mr. Homsey holds a Telecommunication Technology Degree from Wentworth Technical Institute, Bachelor of Business Administration from Ashford University and Masters Certification in Project Management from Villanova University.

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

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended December 31, 2014.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates must be sent to the Board of Directors, c/o 4Cable TV International, Inc., 1256 Highway 501 Bus, Conway, SC 29526.

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

Code of Ethics

The company has adopted a code of ethics which has been published on the Governance tab of our web site at http://www.4cable.tv/corporate-governance/

ITEM 11— EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2012, 2013 and 2014.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Steven K. Richey (Principal Executive Officer)	2014	41,900	-	-	108,165	-	-	-	150,065
	2013	20,437	-	-	-	-	-	-	20,437
	2012	21,500	-	-	-	-	-	-	21,500

Ross DeMello (Principal Financial Officer)	2014	-	-	150,000	108,165	-	-	-	258,165
	2013	-	-	-	-	-	-	-	-

George Schnellman (former Principal Financial Officer)	2014	4,780	-	-	-	-	-	-	4,780
	2013	20,922	-	1,100	-	-	-	-	22,022
	2012	-	-	-	-	-	-	-	-

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Outstanding Equity Awards at Year Ended December 31, 2014

The following table sets forth information as of December 31, 2014 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Steven K. Richey	-	1,500,000	$0.10	12/31/2024	-	$-
Ross DeMello	-	1,500,000	$0.10	12/31/2024	-	$-

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

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2015 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned(2)
Directors and Executive Officers
Steven K. Richey (3) Director, President and Chief Executive Officer 415 Wellman Ct Conway, South Carolina 29526	8,038,140	16.29%
Susan Richey (3) Secretary 415 Wellman Ct Conway, South Carolina 29526	8,038,140	16.29%
Andrew Staniak Vice President and Director 908 St. James Ct Aynor, South Carolina 29511	8,038,140	16.29%
George Schnellman (Deceased May 3, 2014) (4) Chief Financial Officer 1313 Woody Ln. Conway, South Carolina 29526	1,145,000	2.32%
Ross De Mello Ste 1200, 543 Granville St. Vancouver, B.C. Canada V6C 1X8 Chief Financial Officer and Director
	1,500,000	3.04%

All Officers and Directors as a group	18,821,280	38.15%
5% Shareholders
Rickey Luke 216 Highland Trail LaGrange, GA 30240	3,778,720	7.66%
Rosielyn S. Baclig (5) Lot 7B Blk 7 Emerald St. Gold RivervilleSubd Burgos Montalban, Rizal, Philippines	6,600,000	13.38%
Edmundo O. Carreos (5) Lot 7B Blk 7 Emerald St. Gold RivervilleSubd Burgos Montalban, Rizal, Philippines	6,600,000	13.38%

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

(2)	Based on 49,340,003 shares of our common stock outstanding as of April 15, 2015.

(3)	Includes 8,038,140 shares held jointly by Steven K. Richey and Susan Richey.

(4)	Mr. Schnellman passed away on May 3, 2014 and Mr. DeMello was then appointed as interim CFO.

(5)	Resigned as a director and officer of the Company effective April 4, 2013.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in Column A) (C)

Equity compensation plans approved by stockholders	7,350,000	$0.10	650,000
Equity compensation plans approved by stockholders	437,500	$0.12	-
Total	7,787,500	$0.22	650,000

Stock Transfer Agent

Our stock transfer agent is Quicksilver Stock Transfer, located at 6623 Las Vegas Boulevard, Suite 255, Las Vegas, NV 89119.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related parties payable at December 31, 2014 and 2013 was approximately $10,000 and $46,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheet as short term liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related parties debt at December 31, 2014 and 2013 was approximately $149,000 and $23,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheet as short term liabilities.

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

During the year ended December 31, 2014, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	December 31, 2014	December 31, 2013
Audit Fees	$55,195	$44,892
Audit — Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$55,195	$44,892

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

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated August 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

2.2	Amendment to Share Exchange Agreement, dated September 30, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

3.3	Amendment to Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 3, 2015)

10.1	Rent to Own Contract between 4Cable TV, Inc. and Shirley Faye M. Strickland, dated August 7, 2012 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.2	Monarch Agreement dated April 1, 2014.

10.3	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 3, 2015)

10.4	Settlement Agreement (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 12, 2015)

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
*to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4CABLE TV INTERNATIONAL, INC.

Dated: April 15, 2015	/s/ Steven K. Richey
By: Steven K. Richey
Its: President
(Principal Executive Officer)

/s/Ross DeMello
By: Ross DeMello
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven K. Richey	Director	April 15, 2015
Steven K. Richey

/s/ Ross DeMello	Director	April 15, 2015
Ross DeMello

4CableTV International, Inc.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors, Audit Committee and Stockholders of
4Cable TV International, Inc.
Conway, SC

We have audited the accompanying consolidated balance sheets of 4Cable TV International, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. 4Cable TV International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of 4Cable TV International, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2015

4Cable TV International, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$36,734	$21,928
Accounts receivable, net of allowances for doubtful
accounts of $16,039 and $2,836, respectively	12,368	30,833
Inventories, net	277,512	257,393
Prepaid expenses and other assets	8,203	7,027
Total current assets	334,817	317,181

Property, plant and equipment, net	387,250	402,219

Total Assets	$722,067	$719,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$221,730	$133,696
Related parties payable	9,600	45,684
Related parties debt	149,236	22,867
Current portion of notes payable	48,734	48,998
Current portion of convertible debt, net of discount of $204,146 and $7,000, respectively	53,504	43,000
Current portion of capital lease obligations	34,360	35,040
Current portion of derivative liabilities	284,279	-
Total current liabilities	801,443	329,285

Long-term liabilities
Capital lease obligations	260,361	300,094
Notes payable	1,045	2,768
Convertible debt, net of discount of $47,772 and $-0-, respectively	7,228	-
Derivative liabilities	67,800	-
Total long-term liabilities	336,434	302,862

Total Liabilities	1,137,877	632,147

Commitments and contingencies

Stockholder's equity (deficit)
Preferred stock; $0.01 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized; 49,340,003 and 45,050,000 shares issued and outstanding	49,340	45,050
Additional paid-in capital	1,024,024	462,188
Accumulated deficit	(1,489,174)	(419,985)

Total Stockholders' Equity (Deficit)	(415,810)	87,253

Total Liabilities and Stockholders' Equity (Deficit)	$722,067	$719,400

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Sales	$1,027,113	$1,028,053
Cost of goods sold	(745,529)	(716,045)
Gross profit	281,584	312,008

Operating costs and expenses
Selling, general and administrative	1,019,991	307,517
Research and development	59,405	47,714
Total operating costs and expenses	1,079,396	355,231

Operating loss	(797,812)	(43,223)

Other expense
Interest expense	(154,298)	(85,356)
Loss on change in fair value of derivatives	(117,079)	-
Total other expense	(271,377)	(85,356)

Net loss	$(1,069,189)	$(128,579)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	45,579,679	26,247,047

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2014 and December 31, 2013

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	19,855,000	$19,855	$209,856	$(291,406)	$(61,695)
Stock-based compensation	1,545,000	1,545	25,453	-	26,998
Issuance of common stock for reverse merger	23,650,000	23,650	(23,650)	-	-
Capital contributions	-	-	227,533	-	227,533
Conversion of related party debt and payables to additional paid-in capital	-	-	15,996	-	15,996
Beneficial conversion feature on issuance of convertible debt	-	-	7,000	-	7,000
Net loss	-	-	-	(128,579)	(128,579)
Balance, December 31, 2013	45,050,000	45,050	462,188	(419,985)	87,253
Issuance of common stock for cash	1,590,000	1,590	157,410	-	159,000
Stock-based compensation	2,700,003	2,700	340,428	-	343,128
Capital contributions	-	-	63,998	-	63,998
Net loss	-	-	-	(1,069,189)	(1,069,189)
Balance, December 31, 2014	49,340,003	$49,340	$1,024,024	$(1,489,174)	$(415,810)

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities
Net loss	$(1,069,189)	$(128,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,303	22,323
Inventory adjustment	-	(27,328)
Amortization of debt discount	17,732	-
Bad debt expense	37,614	2,560
Stock-based compensation	343,128	26,998
Loss on change in fair value of derivative	117,079	-
Changes in balances of operating assets and liabilities:
Accounts receivable	(22,641)	(2,321)
Inventories	(32,476)	(65,806)
Prepaid expenses and other assets	(1,176)	(2,775)
Accounts payable and accrued liabilities	91,526	(39,590)
Related parties payable	64,133	(8,563)

Net cash used in operating activities	(411,967)	(223,081)

Cash flows from investing activities
Purchase of property, plant and equipment	(14,977)	(44,789)

Net cash used in investing activities	(14,977)	(44,789)

Cash flows from financing activities
Payments of capital lease obligations	(40,413)	(22,290)
Proceeds from notes payable	172,705	57,936
Payments on notes payable	(174,692)	(49,965)
Proceeds from related parties debt	40,846	11,484
Payments on related parties debt	(14,694)	(1,617)
Proceeds from convertible debt, net of costs	235,000	50,000
Proceeds from sale of common stock	159,000	-
Capital contributions	63,998	227,533

Net cash provided by financing activities	441,750	273,081

Net increase in cash	14,806	5,211

Cash, beginning of year	21,928	16,717

Cash, end of year	$36,734	$21,928

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$90,950	$85,536

Supplemental disclosure of non-cash investing and financing activities
Barter of parts and equipment	$3,492	$13,001
Reclassification of inventory to property, plant and equipment	$12,537	$-
Purchase of equipment by capitalized lease obligation	$-	$52,063
Purchase of building by capitalized lease obligation	$-	$87,000
Conversion of related parties debt and payable to additional paid-in capital	$-	$15,996
Beneficial conversion feature on issuance of convertible debt	$-	$7,000
Fair value of derivatives – variable conversion feature and warrants	$235,000	$-
Common stock issued for reverse merger	$-	$23,650

The accompanying notes are an integral part of these consolidated financial statements.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Description of Business

4CableTV International, Inc. was incorporated in Nevada on November 8, 2007.

On September 30, 2013, 4Cable TV International, Inc. completed a share exchange agreement with the shareholders of 4Cable TV, Inc. At the closing of the share exchange agreement, the shareholders of 4Cable TV, Inc. received 20,900,000 shares of common stock of 4Cable TV International, Inc. in exchange for 100% of the issued and outstanding capital stock they held in 4Cable TV, Inc., which totaled 2,600 common shares.

At the time of the merger, 4Cable International, Inc. was in essence a non-operating public shell corporation with nominal assets and as a result of the merger the owners and management of 4Cable TV, Inc. gained effective operating control of the combined company after the transaction.  This control is evidenced by the management group of 4Cable TV, Inc.: (1) holding the largest organized voting minority interest in the combined entity; and (2) controlling the make-up of the majority of the combined company’s board of directors and management team.  In addition, the assets and business potential of 4Cable TV, Inc., was dominate in relation to relative size in comparison to 4Cable TV International, Inc.

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

Such shares received in the share exchange by the shareholders of 4Cable TV, Inc. are subject to a lock-up agreement, pursuant to which the recipients will agree to certain restrictions on transfer for the later to occur of one year from the date of the Exchange Agreement (September 30, 2013) or the Company’s completion of equity financing yielding aggregate gross proceeds of at least $1,800,000. The Company has not completed this contemplated financing of $1,800,000 as of December 31, 2014.

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
For the Years Ended December 31, 2014 and 2013

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

The most significant estimates and assumptions include the:

•	Impairment, useful lives and salvage values of our machinery and equipment
•	Reserve for excess and obsolete inventory
•	Loss contingencies
•	Fair value of derivative liabilities
•	Allowance for doubtful accounts
•	Stock-based compensation

It is reasonably possible that these above significant estimates we make may change in the future and could have a material effect on our financial statements.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

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

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to the Company (for up to 80% of the invoice balance) and paid factoring fees of approximately $34,000 and $39,000 for the years ended December 31, 2014 and 2013, respectively.  Since this factoring arrangement is a financing activity, the Company recorded the fees paid as interest expense during 2014 and 2013.

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

Concentrations of Risk

Sales to one customer accounted for approximately 68% and 74% of the Company’s total net sales during the years ended December 31, 2014 and 2013, respectively. Other than the largest customer, no customer accounted for 10% or more of the Company’s total net sales for 2014 and 2013.

Accounts receivable from two customers accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2014 and four customers as of December 31, 2013 are as follows:

	2014	2013
Customer A	22%	19%
Customer B	11%	10%
Customer C	n/a	10%
Customer D	n/a	11%

The Company purchased more than 10%  of its materials fromone vendor, and such purchases represented approximately 25% and 63% of the Company’s purchases for the years ended December 31, 2014 and 2013, respectively.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

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

Derivative Liabilities

The Company follows Financial Accounting Standards Board (“FASB”), Derivatives and Hedging (“ASC 815-40”), which limits the extent to which the conversion or exercise price (the “strike price”) of an instrument can be adjusted for subsequent transactions. The Company utilizes a two-step process to determine whether an instrument is indexed to its stock: (a) evaluate the instrument’s contingent exercise provisions, if any and (b) evaluate the instrument’s settlement provisions. If it is determined the instrument is not indexed to the Company’s stock, the instrument is recognized as a derivative instrument at issuance and is measured at fair value at each reporting period and the change is recorded in earnings.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurement (“ASC 820”), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

As defined in ASC 820, fair value, clarified as an exit price, represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table sets forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 (rounded to the nearest thousand):

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liability - debt	$-	$-	$290,000	$290,000
Derivative liability – warrants	-	-	62,000	62,000
Total	-	-	352,000	352,000
Less: current portion	-	-	(284,000)	(284,000)
Long-term portion	$-	$-	$68,000	$68,000

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

The following table sets forth the changes in fair value measurements of our Level 3 debt and warrant derivative liabilities from December 31, 2013 to December 31, 2014 (rounded to the nearest thousand):

	December 31, 2013	Additions	Increase in Fair Value of Derivative Liability	December 31, 2014

Derivative liability - debt	$-	$235,000	$55,000	$290,000
Derivative liability - warrants	-	-	62,000	62,000
	-	$235,000	$117,000	352,000
Less: current portion	-			(284,000)
Long-term portion	$-			$68,000

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy from December 31, 2013 to December 31, 2014 (rounded to the nearest thousand):

	2014	2013
January 1,	$-	$-
Additions	235,000	-
Unrealized loss	117,000	-
Settlements	-	-
Transfers	-	-
December 31,	$352,000	$-

Change in unrealized losses included in earnings related to derivatives still held as of December 31, 2014	$117,000	$-

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

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

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

Barter Transactions

The Company barters parts and equipment with its dealers and suppliers.  Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable.  The Company would have otherwise paid cash for such parts and equipment.  The Company had barter sales of approximately $3,500 and $13,000 for the years ended December 31, 2014 and 2013, respectively. These transactions were priced at standard dealer prices.

Advertising and Marketing Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs recorded in selling, general and administrative expenses were approximately $26,000 and $20,000 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were approximately $59,000 and $48,000 for the years ended December 31, 2014 and 2013, respectively. Research and Development costs are not included in cost of goods sold.

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

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

Tax benefits that result from uncertain tax positions may be recognized only if they are considered more likely than not to be sustainable, based on their technical merits. The amount of benefit to be recognized is the largest amount of tax benefit that is at least 50% likely to be realized. The Company does not have any uncertain tax positions as of December 31, 2014 and 2013.

Basic and Diluted Net Loss Per Common Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the years ended December 31, 2014 and 2013, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Potential common equivalent shares are as follows:

	2014	2013
Stock options	7,350,000	-
Warrants	875,000	-
Convertible debt	3,975,963	200,000
Total	12,200,963	200,000

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

2. Summary of Significant Accounting Policies (continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

3.  Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and had a working capital deficit and accumulated deficit at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company’s management is planning to raise funds through sale of equity and long-term debt financing.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
4. Inventories

The inventories consists of raw materials that are used in the preparation of goods for sale. There were no finished products at December 31, 2014 and 2013. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	December 31, 2014	December 31, 2013
Inventories	$302,000	$278,000
Less: excess and obsolete reserve	(24,000)	(21,000)
Inventories, net	$278,000	$257,000

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	December 31, 2014	December 31, 2013
Capital lease – buildings	$297,000	$293,000
Capital lease – equipment	81,000	81,000
Computer equipment	9,000	12,000
Machinery and tools	137,000	135,000
Office equipment	4,000	4,000
Test equipment	99,000	74,000
Subtotal	627,000	599,000
Less: Accumulated depreciation	(240,000)	(197,000)
Total property, plant and equipment	$387,000	$402,000

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $42,000 and $22,000, respectively.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

6. Notes Payable

Notes payable consist of the following items and payment terms (outstanding balances rounded to the nearest thousand):
	December 31, 2014	December 31, 2013
On-Deck, interest at 31% per annum, paid in full during 2014	$-	$28,000
Superior Finance, interest at 4.5%, repay at $62 per month, due May 2017, guaranteed by shareholder	2,000	2,000
Current Electronics, zero interest, repay at $500 per month	1,000	5,000
EBF Partners, original principal of $50,000, interest at 15%, payments of $540 per day, Due February 26, 2015	17,000	-
Strategic Funding, original principal of $60,000, interest at 11%, payments of $567 per day, due August 30, 2015	1,000	-
IOU Central, original principal of $18,000, interest at 15%, payments of $1,894 per month, due December 31, 2014 (a)	1,000	-
Loan from individual, interest at 15%, payments of interest only monthly, due July 10, 2015 (b)	25,000	-
Third party loans, interest range at 0% to 15%, various terms	3,000	17,000
Total notes payable	50,000	52,000
Current portion of notes payable	(49,000)	(49,000)
Long-term portion of notes payable	$1,000	$3,000

(a)
During the year ended December 31, 2014, the Company entered into a verbal agreement to change the payment amount to $86.08 per day for the balance of the loan. The loan has paid off subsequent to year-end.

(b)	In the event the note is not paid in full on or before the due date, the Company will be required to issue 2,500,000 shares of the Company’s common stock to the lender.

In March 2014, the Company also issued a note payable for approximately $20,000, due in August 2014.  The interest on the note payable is 15% per annum.  The Company had fully paid the outstanding debt and accrued interest as of December 31, 2014.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

7. Convertible Debt

In December 2013, the Company issued a 15% convertible note payable for $50,000, due June 2014.  The interest on the convertible note payable is 15% per annum, payable monthly.  The convertible note payable is convertible into shares of common stock at the option of the lender at a conversion price of $0.25 per share.  In July 2014, the Company entered into an amendment with the note holder to extend the maturity date of this note to December 1, 2014 at a conversion price of $0.12 per share.  Unpaid interest is subject to conversion. The Company is in default on this note and is presently negotiating a new repayment plan.

The Company evaluated the terms of the convertible notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $7,000 at December 31, 2013. The beneficial conversion feature was amortized to interest expense over the life of the note. As of December 31, 2014, the amount of discount is fully amortized.

In October 2014, the Company issued a convertible note payable for $87,500 to Typenex Co-Investment, LLC (“Typenex”), due November 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $12,500 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at the lesser of the lender conversion price and 70% of the average market price of the three lowest trading prices in the twenty trading days preceding conversion.  Unpaid interest is subject to conversion.

In November 2014, the Company issued a convertible note payable for $54,000 to KBM Worldwide, Inc. (“KBM”), due August 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $4,000 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 59% of the average market price of the three lowest trading prices in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

7. Convertible Debt (continued)

In November 2014, the Company issued a convertible note payable for $55,000 to JMJ Financial (“JMJ”), due November 2016 with the option to borrow an additional $295,000.  The interest on the convertible note payable is 12% per annum.  The note contained an original issue discount of $5,000 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at the lesser of $0.12 per share and 60% of the lowest trading price in the twenty-five trading days preceding conversion.  Unpaid interest is subject to conversion.

In December 2014, the Company issued a convertible note payable for $66,150 to LG Capital Funding, LLC (“LG”), due November 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $6,150 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 60% of the lowest closing price in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

The Company evaluated the terms of the convertible notes issued in 2014 above in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did meet the definition of a liability and therefore bifurcated the conversion features and accounted for them as separate derivative liabilities (see Note 9). The Company recognized a debt discount for the amount of the derivative liabilities in the amount of $235,000 that will be amortized to interest expense of the lives of the notes.  As of December 31, 2014, the amount of discount amortized for these notes was approximately $11,000.

Convertible debt consists of the following as of December 31, 2014 and 2013 (outstanding balances rounded to the nearest thousand):

	December 31, 2014	December 31, 2013
Convertible note, dated December 13, 2013, bearing interest at 15% per annum, matures December 1, 2014, and convertible into shares of common stock at $0.12 per share	$50,000	$50,000
Convertible note, dated October 24, 2014, bearing interest at 8% per annum, matures November 24, 2015, and convertible into shares of common stock at a variable conversion price	88,000	-
Convertible note, dated November 17, 2014, bearing interest at 8% per annum, matures August 19, 2015, and convertible into shares of common stock at a variable conversion price	54,000	-
Convertible note, dated November 19, 2014, bearing interest at 12% per annum, matures November 15, 2016, and convertible into shares of common stock at a variable conversion price	55,000	-
Convertible note, dated December 5, 2014, bearing interest at 8% per annum, matures December 5, 2015, and convertible into shares of common stock at a variable conversion price	66,000	-
Less: debt discount	(252,000)	(7,000)
Convertible debt, net	61,000	43,000
Less: current portion	(54,000)	(43,000)
Long-term portion	$7,000	$-

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

8. Derivative Liabilities

Convertible Debt

During 2014, the Company issued convertible debt to several companies for an aggregate principal amount of $262,650, of which the Company received cash proceeds of $235,000. These notes had variable conversion rates. The Company analyzed these conversion options, and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

The fair value of the debt derivative liabilities related to the conversion options of these notes was estimated as of the issuance dates using the Multinomial Lattice option pricing model, under the following assumptions:

	Typenex	KBM	JMJ	LG
Shares of common stock issuable upon exercise of debt	437,500	955,005	4,546,250	1,025,440
Estimated market value of common stock on measurement date	$0.100	$0.115	$0.170	$0.140
Exercise price	$0.200	$0.057	$0.012	$0.065
Risk free interest rate (1)	0.11%	0.15%	0.54%	0.18%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility (2)	160%	173%	175%	184%
Expected exercise term in years	1.08	0.75	2.00	1.00

Fair value of debt derivative liability (rounded to the nearest thousand)	$67,000	$55,000	$63,000	$72,000

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

8. Derivative Liabilities (continued)

The fair value of the debt derivative liabilities related to the conversion options of these notes was estimated as of December 31, 2014 using the Multinomial Lattice option pricing model, under the following assumptions:

	Typenex	KBM	JMJ	LG
Shares of common stock issuable upon exercise of debt	875,000	540,000	458,333	1,685,962
Estimated market value of common stock on measurement date	$0.085	$0.085	$0.085	$0.085
Exercise price	$0.100	$0.100	$0.120	$0.039
Risk free interest rate (1)	0.25%	0.25%	0.67%	0.25%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility (2)	196%	196%	196%	196%
Expected exercise term in years	0.90	0.63	1.89	0.93

Fair value of debt derivative liability (rounded to the nearest thousand)	$88,000	$61,000	$68,000	$73,000

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of December 31, 2014.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

Warrants

In connection with the Typenex convertible debt (see Note 7), the Company also issued 437,500 warrants to Typenex to purchase an equivalent number of shares of the Company’s common stock with an exercise price of $0.20. The Company determined that these warrants contain provisions that protected holders from future issuances of the Company’s common stock at prices below the exercise price of these warrants that could result in modification of the exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. The warrants were recognized as derivative warrant instruments at issuance and are measured at fair value each reporting period.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

8. Derivative Liabilities (continued)

The fair value of the debt derivative liabilities related to the conversion options of these warrants was estimated as of the issuance date and December 31, 2014 using the Monte Carlo option pricing model, under the following assumptions:

	December 31, 2014	October 24, 2014
Shares of common stock issuable upon exercise of debt	875,000	437,500
Estimated market value of common stock on measurement date	$0.085	$0.100
Exercise price	$0.100	$0.200
Risk free interest rate (1)	1.10%	0.82%
Expected dividend yield	0.00%	0.00%
Expected volatility (2)	196%	160%
Expected exercise term in years	2.84	3.02

Fair value of warrants derivative liability (rounded to the nearest thousand)	$62,000	$51,000

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance date and December 31, 2014.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

9. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related parties payable at December 31, 2014 and 2013 was approximately $10,000 and $46,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheet as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related parties debt payable at December 31, 2014 and 2013 was approximately $149,000 and $23,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheet as short term liabilities

During 2014, the Company received approximately $64,000 in capital contributions related to the 2013 share exchange agreement which required certain shareholders to contribute up to $500,000 to the Company. As of December 31, 2014, the Company has received approximately $298,000 toward this commitment.

During 2013, two executives forgave debt and advances aggregating approximately $16,000.  The forgiveness of this amount was treated as capital contributions by the Company.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

10. Capitalized Lease Obligations

Capitalized lease obligations consist of the following items and payment terms (outstanding balances ounded to the nearest thousand):

	December 31, 2014	December 31, 2013
Capital lease – building #1, interest at 6.25% per annum , payments of $1,485 per month, final payment due December 1, 2031	$186,000	$192,000
Capital lease – building #2, interest at 6% per annum, payments of $910 per month, final payment due October 7, 2023	75,000	86,000
Capital leases – various equipment, interest terms up to 36%, terms 1-3 years	33,000	57,000
Total capital lease obligations	294,000	335,000
Less: current portion of capital lease obligations	(34,000)	(35,000)
Long-term portion of capital lease obligations	$260,000	$300,000

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2014, are as follows (rounded to the nearest thousand):

For the year ending December 31,
2015	$56,000
2016	40,000
2017	29,000
2018	28,000
2019	29,000
Thereafter	240,000
Total present value of net minimum lease payments	$421,000
Total minimum lease payments	$421,000
Less: amount representing interest	(127,000)
Present value of net minimum lease and obligations	294,000
Less: current maturities of capitalized lease obligation	(34,000)
Long-term capitalized lease obligations	$260,000

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

11. Stockholders’ Equity (Deficit)

Preferred Stock

At December 31, 2014, the Company was authorized to issue 10,000,000 shares of its preferred stock with a par value of $0.01 per share.

During the year ended December 31, 2014 and 2013, there were no shares of the Company’s preferred stock issued and outstanding.

Common Stock

At December 31, 2014, the Company was authorized to issue 300,000,000 shares of its common stock with a par value of $0.0001 per share.

During the year ended December 31, 2013, the Company issued shares of common stock as follows:

•	On September 13, 2013, 4Cable issued 1,045,000 shares of common stock for payment of $13,142 owed for services to a former officer.

•
During 2013, the Company received $227,533 in capital contributions related to the share exchange agreement which required the certain shareholders to contribute a maximum of $500,000 to the Company. The contributions received consisted of $143,500 in cash and $84,033 was in expenses paid directly by certain shareholders.

•	On September 30, 2013, shareholder loans with two officers of the Company of $15,996 were converted to equity and was treated as capital contributions.

•
On September 30, 2013, the Company issued 20,900,000 shares of common stock in exchange for the 2,600 outstanding shares of 4Cable TV, pursuant to a share exchange agreement dated April 4, 2013 that closed on September 30, 2013. At the time of such issuance there were 23,650,000 shares of the Company’s common stock outstanding, and after giving effect to such issuance there were an aggregate of 44,550,000 shares of the Company outstanding. In accordance with recapitalization accounting, the 23,650,000 shares are considered the issuance of shares by the private entity for the net monetary assets of the public shell, which was approximately $-0-.

•
On October 18, 2013, the Company awarded 500,000 shares of restricted stock to its officers and employees which had a fair value of $0.26 per share based on the closing value of the common stock on that date, of which 50% of the shares vest after one year (October 18, 2014) with the remaining 50% vesting after two years (October 15, 2015). The fair value of the restricted stock granted was determined to be same as the trading market price of the common stock at the time of issuance. Stock-based compensation expense was recorded for the year ended December 31, 2013 of $13,856 reprsending the amount of expense that vested in 2013. Unrecognized compensation expense of $36,066 will be recognized over the remaining vesting term (approximately 0.9 years).

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

11. Stockholders’ Equity (Deficit) (continued)

During the year ended December 31, 2014, the Company issued shares of common stock as follows:

•
During 2014, the Company received $63,998 in capital contributions related to the share exchange agreement which required the certain shareholders to contribute a maximum of $500,000 to the Company. As of December 31, 2014, the Company has received approximately $298,000 toward this commitment.

•	During 2014, the Company issued 1,590,000 shares of its common stock at $0.10 per share for cash proceeds of $159,000 in a private placement.

•	On May 12, 2014, the Company issued 50,000 shares of its common stock at $0.19 per share for payment of $9,500 in advertising expense.

•	During 2014, the Company issued 650,003 shares of its common stock at $0.105 per share for payments to Consultants for a payment of $68,250.

•	During 2014, the Company issued 2,000,000 shares of its common stock at $0.105 per share to Company employees in recognition of services provided to the Company in the amount of $210,000.
•
During 2014, the Company recognized stock-based compensation expense related to the vesting of restricted stock issued in 2013 of $42,308.  During 2014, the Company terminated the contracts of some of its employees resulting in the removal of 158,000 of the 500,000 restricted stock granted.

Stock Options

2014 Equity Incentive Plan

On February 13, 2014, the Company entered into an equity incentive plan authorizing the issuance of 6,000,000 shares of common stock with respect to how many incentive stock options may be granted.

On December 4, 2014, the Company’s equity incentive plan was amended to increase the number of shares available for issuance to 8,000,000 with respect to how many incentive stock options may be granted.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

11. Stockholders’ Equity (Deficit) (continued)

Options

On December 4, 2014, the Company granted options to purchase 7,500,000 shares of common stock at an exercise price of $0.10 per share. The options have terms of ten years and fully vest in February 2018. In February 2016, 33% of the options vest with the remaining 67% vesting at a rate of approximately 3% per month for the subsequent two years. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $526,402. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 0.97%, (2) expected term of 10 years, (3) expected volatility of 257.5%, and (4) zero expected dividends.

On December 8, 2014, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share. The options have terms of ten years and fully vest in February 2018. In February 2016, 33% of the options vest with the remaining 67% vesting at a rate of approximately 3% per month for the subsequent two years. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $4,291. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.10%, (2) expected term of 10 years, (3) expected volatility of 257.5%, and (4) zero expected dividends.

During the years ended December 31, 2014 and 2013, the Company recognized option stock-based compensation expense of $13,070 and $-0-, respectively.

The intrinsic value of the outstanding and exercisable options at December 31, 2014 and 2013 was $-0-.
Option activity during the year ended December 31, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at January 1, 2014	-	$-	-
Granted	7,550,000	0.10
Exercised	-	-
Cancelled	(200,000)	0.10

Outstanding at December 31, 2014	7,350,000	$0.10	10.00

Exercisable at December 31, 2014	-	$-	-

During the year ended December 31, 2013, the Company had no outstanding options.

Warrants

See discussion of warrants in Note 8.

 4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

12. Income Taxes

The components of the income tax provision (benefit) for each of the periods presented below are as follows (rounded to the nearest thousand):

Year Ended December 31,
	2014	2013
Current	$-	$-
Deferred	-	-
Total income tax provision	$-	$-

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons (rounded to the nearest thousand):

	December 31,
	2014	2013
Computed federal income tax benefit	$(364,000)	$(40,567)
Meals and entertainment	2,000	1,851
Stock-based compensation and shares issued for services	117,000	9,009
Derivative liabilities on convertible debt and warrants	40,000	-
Debt discount on convertible debt	6,000	-
Change in valuation allowance	199,000	29,707
Total	$-	$-

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax carry forwards which comprise deferred taxes are as follows (rounded to the nearest thousand):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$258,000	$72,765
Valuation allowance	(258,000)	(72,765)
Total deferred tax asset	$-	$-

At December 31, 2014 and 2013, 4Cable had federal income tax net operating loss (“NOL”) carry forwards of approximately $757,000 and $214,000, respectively. The NOL carry forward begins to expire in 2028. The value of this carry forward depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carry forward. Additionally, because federal tax laws limit the time during which the net operating loss carry forward may be applied against future taxes, if 4Cable fails to generate taxable income prior to the expiration dates, 4Cable may not be able to fully utilize the net operating loss carry forward to reduce future income taxes. 4Cable has had cumulative losses and there is no assurance of future taxable income, therefore, a valuation allowance has been recorded to fully offset the deferred tax asset at December 31, 2014 and 2013.

4Cable TV International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

13. Subsequent Events

On January 5, 2015, the Company entered into a convertible promissory note agreement for $54,000 with a third party.  The conversion price is equal to 59% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.  The note matures in 9 months and bears annual interest of 8%.

On January 21, 2015 the Company entered into a promissory note agreement for $150,000 with a third party with cash proceeds of $148,125 and an origination fee of $1,875.  The note matures in 17 months and bears annual interest of 36%.

On January 23, 2015, the Company entered into a convertible promissory note agreement for $26,500 with a third party with cash proceeds of $25,000 and deferred financing costs of $1,500.  The conversion price is equal to 58% of the lowest closing bid price of the Company’s common stock for the fifteen trading days prior to conversion.  The note matures in 12 months and bears annual interest of 8%.

On January 30, 2015, the Company entered into a convertible promissory note agreement for $55,750 with a third party.  The conversion price is equal to 55% of the lowest closing bid price of the Company’s common stock for the twenty-five trading days prior to conversion.  The note matures in 9 months and bears annual interest of 10%.

On February 6, 2015, the Company granted options to purchase 400,000 shares of common stock at an exercise price of $0.10 per share. The options have terms of four years and fully vest in February 2019.  On each the anniversary following the grant date, 100,000 options will fully vest.  The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $39,505. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.03%, (2) expected term of 5 years, (3) expected volatility of 82.92%, and (4) zero expected dividends.

On February 11, 2015, the Company entered into a settlement agreement Monarch Media, LLC (“Monarch”) with respect to the contract investor relations agreement entered into on April 1, 2014.  Per the terms of the agreement, the Company will pay an aggregate of $11,925 to Monarch and issue 2,000,000 shares of the Company’s common stock. The stock price on the grant date was $0.10 per share for a total value of common stock of $20,000.  Since this settlement was related to services provided during 2014, these amount were accrued as of December 31, 2014 on the Company’s balance sheet in accounts payable and accrued liabilities.

On February 26, 2015, the Company entered into a convertible promissory note agreement for $31,500 with a third party with cash proceeds of $30,000 and an original issue discount of $1,500.  The conversion price is equal to 60% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to conversion.  The note matures in 12 months and bears annual interest of 8%.

INDEX TO EXHIBITS

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated August 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

2.2	Amendment to Share Exchange Agreement, dated September 30, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

3.3	Amendment to Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 3, 2015)

10.1	Rent to Own Contract between 4Cable TV, Inc. and Shirley Faye M. Strickland, dated August 7, 2012 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.2	Monarch Agreement dated April 1, 2014.

10.3	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 3, 2015)

10.4	Settlement Agreement (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 12, 2015)

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
* to be filed by amendment