Form 10-K/A
period 2014-12-31
4Cable TV International, Inc.
filed 2015-04-20
CIK 1421901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of 4Cable TV International, Inc.  for the fiscal year ended December 31, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on  April 15, 2015.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

(b)   Exhibits

The following exhibits are included as part of this report by reference:

2.1	Share Exchange Agreement, dated August 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

2.2	Amendment to Share Exchange Agreement, dated September 30, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

3.3	Amendment to Articles of Incorporation (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 3, 2015)

10.1	Rent to Own Contract between 4Cable TV, Inc. and Shirley Faye M. Strickland, dated August 7, 2012 (incorporated by reference from registrant’s Current Report on Form 8-K filed on October 4, 2013)

10.2	Monarch Agreement dated April 1, 2014.

10.3	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 3, 2015)

10.4	Settlement Agreement (incorporated by reference from registrant’s Current Report on Form 8-K filed on February 12, 2015)

21	List of Subsidiaries (incorporated by reference from registrant's Annual Report on Form 10-K filed on April 15, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4CABLE TV INTERNATIONAL, INC.

Dated: April 20, 2015	/s/ Steven K. Richey
By: Steven K. Richey
Its: President
(Principal Executive Officer)

/s/Ross DeMello
By: Ross DeMello
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Steven K. Richey	Director	April 20, 2015
Steven K. Richey

/s/ Ross DeMello	Director	April 20, 2015
Ross DeMello