Form 10-Q
period 2015-03-31
4Cable TV International, Inc.
filed 2015-05-19
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2015

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

May 15, 2015: 50,131,639 common shares

4Cable TV International, Inc.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

4Cable TV International Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2015	December 31, 2014

ASSETS

Current assets
Cash and cash equivalents	$42,490	$36,734
Accounts receivable, net	6,302	12,368
Inventories, net	267,546	277,512
Prepaid expenses and other current assets	22,754	8,203
Total current assets	339,092	334,817

Property, plant and equipment, net	381,375	387,250

Total Assets	$720,467	$722,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$202,415	$221,730
Related party payables	6,084	9,600
Related party debt	21,330	21,825
Current portion of notes payable	250,087	176,145
Current portion of convertible debt, net of discount of $313,414 and $204,146, respectively	111,986	53,504
Current portion of capital lease obligations	33,564	34,360
Current portion of derivative liabilities	269,262	284,279
Total current liabilities	894,728	801,443

Long-term liabilities
Capital lease obligations	251,939	260,361
Notes payable	40,728	1,045
Convertible debt, net of discount of $42,714 and $47,772, respectively	12,286	7,228
Derivative liabilities	51,537	67,800
Total long-term liabilities	356,490	336,434

Total liabilities	1,251,218	1,137,877

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized; 49,473,335 and 49,340,003 shares issued and outstanding, respectively	49,473	49,340
Additional paid-in capital	1,087,477	1,024,024
Accumulated deficit	(1,667,701)	(1,489,174)

Total stockholders' deficit	(530,751)	(415,810)

Total Liabilities and Stockholders' Deficit	$720,467	$722,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31,
	2015	2014

Net sales	$112,290	$239,319
Cost of goods sold	103,569	187,944
Gross profit	8,721	51,375

Operating costs and expenses
Selling, general and administrative	243,004	124,889
Research and development	16,391	14,434
Total operating costs and expenses	259,395	139,323

Operating income loss	(250,674)	(87,948)

Other income (expense)
Interest expense	(109,633)	(29,092)
Unrealized gain on change in fair value of derivatives	181,780	-
Total other income (expense)	72,147	(29,092)

Net loss	$(178,527)	$(117,040)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	49,341,468	45,050,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net loss	$(178,527)	$(117,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,958	8,649
Amortization of debt discount	63,540	1,750
Stock-based compensation	63,586	10,581
Unrealized gain in change in fair value of derivatives	(181,780)	-
Changes in operating assets and liabilities:
Accounts receivable	6,066	(38,750)
Inventories	9,966	(33,335)
Prepaid expenses and other current assets	(14,551)	(727)
Accounts payable and accrued liabilities	(19,315)	64,111
Related party payables	(3,516)	21,067
Net cash used in operating activities	(244,573)	(83,694)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,083)	(6,065)
Net cash used in investing activities	(4,083)	(6,065)

Cash flows from financing activities
Payments of capital lease obligations	(9,218)	(13,757)
Proceeds from notes payable	150,000	34,705
Payments on notes payable	(36,375)	(20,214)
Proceeds from convertible debt	150,500	-
Proceeds from related party debt	-	208
Payment on related party debt	(495)	(461)
Capital contributions	-	61,811
Net cash provided by financing activities	254,412	68,292

Net increase (decrease) in cash	5,756	(21,467)

Cash, beginning of period	36,734	21,928

Cash, end of period	$42,490	$461

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$23,934	$17,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

1.  Business Description

Basis of Presentation

The accompanying unaudited consolidated financial statements of 4Cable TV International Inc. and its subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, in our Annual Report on Form 10-K filed with the SEC on April 15, 2015.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month period have been made. Results for the interim period presented is not necessarily indicative of the results that might be expected for the entire fiscal year.

Description of Business

4Cable TV International, Inc., was incorporated in Nevada on November 8, 2007. The Company was engaged in the business of developing, manufacturing, and selling artificial lobster meat specifically for major food retailers in Southeast Asia.

4Cable TV, Inc., a wholly owned subsidiary of 4Cable TV, International, Inc., was incorporated on May 19, 2005 as a South Carolina Corporation and has been a specialty solutions provider for the cable television (“CATV”) sector spanning the range of repair, upgrading, and testing. The Company provides service and customized solutions to CATV operators and was founded by two veterans of the cable industry seeking a new challenge to work on diagnostic and repair issues for cable operators.

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

The most significant estimates and assumptions include the:

•	Impairment, useful lives and salvage values of our machinery and equipment
•	Reserve for excess and obsolete inventory
•	Loss contingencies
•	Allowance for doubtful accounts
•	Derivative liabilities

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

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. As of March 31, 2015 and December 31, 2014, we had allowance for doubtful accounts of $16,039. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off. For the three months ended March 31, 2014 and 2013, we had no write offs of accounts receivable.

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to us and paid factoring fees of $12,536 and $8,547 for the three months ended March 31, 2015 and 2014, respectively.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Concentrations of Risk

Sales to two customers accounted for 73% of the Company’s total net sales during the three months ended March 31, 2015 compared to 81% for two customers during the three months ended March 31, 2014. Other than the customers mentioned above, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2015 and 2014.

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

Advertising and Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs were $2,261 and $43,684 for the three months ended March 31, 2015 and 2014, respectively.

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were $16,391 and $14,434 for the three months ended March 31, 2015 and 2014, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the three months ended March 31, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Potential equivalent common shares are as follows:

	2015	2014
Stock options	7,750,000	-
Warrants	1,750,000	-
Convertible debt	14,556,579	200,000
Total	24,056,579	200,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

The Company has evaluated all transactions from March 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

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

3. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and had a working capital deficit and accumulated deficit at March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

4. Inventories

The inventory consists of raw materials that are used in the preparation of goods for sale. There were no finished products at March 31, 2015 and December 31, 2014. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	March 31, 2015	December 31, 2014
Inventories	$291,000	$302,000
Less: Excess and obsolete reserve	(23,000)	(24,000)
Inventories, net	$268,000	$278,000

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	March 31, 2015	December 31, 2014
Capital lease – building	$297,000	$297,000
Capital lease – equipment	81,000	81,000
Computer equipment	9,000	9,000
Machinery and tools	137,000	137,000
Office equipment	4,000	4,000
Test equipment	102,000	99,000
Subtotal	630,000	627,000
Accumulated depreciation	(249,000)	(240,000)
Total property, plant and equipment	$381,000	$387,000

For the three months ended March 31, 2015 and 2014, the Company recognized depreciation expense of $9,958 and $8,649, respectively.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

6. Notes Payable

Notes payable consist of the following items and payment terms (outstanding balances rounded to the nearest thousand):

	March 31, 2015	December 31, 2014
Superior Finance, interest at 4.5%, repay at $62 per month, due May 2017, guaranteed by shareholder	$2,000	$2,000
Current Electronics, zero interest, repay at $500 per month, paid in full	-	1,000
EBF Partners, original principal of $50,000, interest at 15%, payments of $540 per day, paid in full	-	17,000
Strategic Funding, original principal of $60,000, interest at 11%, payments of $567 per day, paid in full	-	1,000
IOU Central, original principal of $18,000, interest at 15%, payments of $1,894 per month, paid in full	-	1,000
On-Deck, interest at 36% per annum, repay at $540 per day for 378 days, due July 22, 2016	136,000	-
Third party loans, interest range at 0% to 24%, various terms	127,000	130,000
Loan from individual, interest at 15%, payments of interest only monthly, due July 10, 2015 (a)	25,000	25,000
Total notes payable	290,000	177,000
Current portion of notes payable	(249,000)	(176,000)
Long-term portion of notes payable	$41,000	$1,000

(a)	In the event the note is not paid in full on or before the due date, the Company will be required to issue 2,500,000 shares of the Company’s common stock to the lender.

7. Convertible Debt

In December 2013, the Company issued a 15% convertible note payable for $50,000, due June 2014.  The interest on the convertible note payable is 15% per annum, payable monthly.  The convertible note payable is convertible into shares of common stock at the option of the lender at a conversion price of $0.25 per share.  In July 2014, the Company entered into an amendment with the note holder to extend the maturity date of this note to December 1, 2014 at a conversion price of $0.12 per share.  Unpaid interest is subject to conversion. This convertible note payable is in default and  negotiations are presently underway to extend the note.

In October 2014, the Company issued a convertible note payable for $88,000 to Typenex Co-Investment, LLC (“Typenex”), due November 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $12,500 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at the lesser of the lender conversion price and 70% of the average market price of the three lowest trading prices in the twenty trading days preceding conversion.  Unpaid interest is subject to conversion.

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

In December 2014, the Company issued a convertible note payable for $66,000 to LG Capital Funding, LLC (“LG”), due November 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $6,150 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 60% of the lowest closing price in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

In January 2015, the Company issued a convertible note payable for $54,000 to KBM, due September 2015. The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $4,000 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 59% of the average market price of the three lowest trading prices in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

In January 2015, the Company issued a convertible note payable for $26,500 to LG, due January 2015.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $1,500 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 58% of the lowest closing price in the fifteen trading days preceding conversion.  Unpaid interest is subject to conversion.

In January 2015, the Company issued a convertible note payable for $55,750 to Auctus Private Equity Fund, LLC (“Auctus”), due October 2015.  The interest on the convertible note payable is 10% per annum.  The note contained an original issue discount of $5,750 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 55% of the lowest closing price in the twenty-five trading days preceding conversion.  Unpaid interest is subject to conversion.

In February 2015, the Company issued a convertible note payable for $31,500 to Adar Bays, LLC (“Adar”), due February 2016.  The interest on the convertible note payable is 8% per annum.  The note contained an original issue discount of $6,000 which was excluded from the cash proceeds received.  The convertible note payable is convertible into shares of the Company’s common stock at the option of the lender at 60% of the lowest closing price in the ten trading days preceding conversion.  Unpaid interest is subject to conversion.

The Company evaluated the terms of the convertible notes issued in 2014 and 2015 above in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did meet the definition of a liability and therefore bifurcated the conversion features and accounted for them as separate derivative liabilities (see Note 8). The Company recognized a debt discount in the amount of $431,000 that will be amortized to interest expense of the lives of the notes.  As of March 31, 2015, the amount of discount amortized for these notes was approximately $75,000.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

7. Convertible Debt (continued)
Convertible debt consists of the following (outstanding balances rounded to the nearest thousand):

	March 31, 2015	December 31, 2014
Convertible note, dated December 13, 2013, bearing interest at 15% per annum, matures December 1, 2014, and convertible into shares of common stock at $0.12 per share, in default	$50,000	$50,000
Convertible note, dated October 24, 2014, bearing interest at 8% per annum, matures November 24, 2015, and convertible into shares of common stock at a variable conversion price	88,000	88,000
Convertible note, dated November 17, 2014, bearing interest at 8% per annum, matures August 19, 2015, and convertible into shares of common stock at a variable conversion price	54,000	54,000
Convertible note, dated November 19, 2014, bearing interest at 12% per annum, matures November 15, 2016, and convertible into shares of common stock at a variable conversion price	55,000	55,000
Convertible note, dated December 5, 2014, bearing interest at 8% per annum, matures December 5, 2015, and convertible into shares of common stock at a variable conversion price	66,000	66,000
Convertible note, dated January 5, 2015, bearing interest at 8% per annum, matures September 30, 2015, and convertible into shares of common stock at a variable conversion price	54,000	-
Convertible note, dated January 23, 2015, bearing interest at 8% per annum, matures January 23, 2016, and convertible into shares of common stock at a variable conversion price	26,000	-
Convertible note, dated January 30, 2015, bearing interest at 8% per annum, matures October 30, 2015, and convertible into shares of common stock at a variable conversion price	56,000	-
Convertible note, dated January 30, 2015, bearing interest at 8% per annum, matures October 30, 2015, and convertible into shares of common stock at a variable conversion price	32,000	-
Less: debt discount	(357,000)	(252,000)
Convertible debt, net	124,000	61,000
Less: current portion	(112,000)	(54,000)
Long-term portion	$12,000	$7,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
 8. Derivative Liabilities

Convertible Debt

Due to the conversion feature contained in some of the notes that the Company has issued, the actual number of shares of common stock that would be required if a conversion of the notes was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion feature of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. In determining the fair value, the Company uses the Black-Scholes Model. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes Model.

In 2014, the Company issued convertible debt to several companies for an aggregate principal amount of $263,000 (see detail in Note 7), of which the Company received cash proceeds of $235,000. These notes had variable conversion rates. The Company analyzed these conversion options, and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

During the three months ended March 31, 2015, the Company issued convertible debt to several companies for an aggregate principal amount of $168,000 (see detail in Note 7), of which the Company received cash proceeds of $151,000. These notes had variable conversion rates. The Company analyzed these conversion options, and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

The following is a summary of the activity of the derivative liabilities related to the variable conversion feature of the convertible debt for the three months ended March 31, 2015:

Fair value at December 31, 2014	$290,000
Additions	151,000
Decrease in value	(161,000)
Fair value at March 31, 2015	280,000

The derivative liabilities was valued on issuance date using the Black-Scholes Model with the following assumptions:

There Months Ended March 31, 2015
Shares of common stock issuable upon exercise of debt	7,856,491
Estimated market value of the common stock on measurement date	$0.10 - 0.17
Exercise price	$0.04 - 0.08
Risk free interest rate (1)	0.11% - 0.54%
Expected dividend yield	0%
Expected volatility (2)	80% - 92%
Expected exercise term in years	0.75 – 2
Fair value of debt derivative liability (rounded to nearest thousand)	$151,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

8. Derivative Liabilities (continued)

The derivative liabilities was valued on March 31, 2015 and December 31, 2014 using the Black-Scholes Model with the following assumptions:

	March 31, 2015	December 31, 2014
Shares of common stock issuable upon exercise of debt	14,139,912	3,559,295
Estimated market value of the common stock on measurement date	$0.042	$0.085
Exercise price	$0.03 – 0.04	$0.04 – 0.12
Risk free interest rate (1)	0.26% - 0.56%	0.25% - 0.67%
Expected dividend yield	0%	0%
Expected volatility (2)	83% - 91%	196%
Expected exercise term in years	0.39 – 1.63	0.63 - 1.89
Fair value of debt derivative liability (rounded to nearest thousand)	$280,000	$290,000

(1)	The risk-free interest rate was determined by management using the one year and two year Treasury bill yield as of December 31, 2014 and March 31, 2015.
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

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	March 31, 2015	December 31, 2014
Shares of common stock issuable upon exercise of debt	1,750,000	875,000
Estimated market value of common stock on measurement date	$0.042	$0.085
Exercise price	$0.05	$0.100
Risk free interest rate (1)	0.89%	1.10%
Expected dividend yield	0.00%	0.00%
Expected volatility (2)	92%	196%
Expected exercise term in years	2.57	2.84

Fair value of warrants derivative liability (rounded to the nearest thousand)	$41,000	$62,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

8. Derivative Liabilities (continued)

Fair values

The following table sets forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (rounded to the nearest thousand):

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - debt	$-	$-	$280,000	$280,000
Derivative liability – warrants	-	-	41,000	41,000
Total	-	-	321,000	321,000
Less: current portion	-	-	(269,000)	(269,000)
Long-term portion	$-	$-	$52,000	$52,000

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - debt	$-	$-	$290,000	$290,000
Derivative liability – warrants	-	-	62,000	62,000
Total	-	-	352,000	352,000
Less: current portion	-	-	(284,000)	(284,000)
Long-term portion	$-	$-	$68,000	$68,000

The following table sets forth the changes in fair value measurements of our Level 3 debt and warrant derivative liabilities from December 31, 2014 to March 31, 2015 (rounded to the nearest thousand):

	December 31, 2014	Additions	Decrease in Fair Value of Derivative Liability	March 31, 2015

Derivative liability - debt	$290,000	$151,000	$(161,000)	$280,000
Derivative liability - warrants	62,000	-	(21,000)	41,000
	352,000	$151,000	$(182,000)	321,000
Less: current portion	(284,000)			(269,000)
Long-term portion	$68,000			$52,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

8. Derivative Liabilities (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy from December 31, 2014 to March 31, 2015 (rounded to the nearest thousand):

	March 31, 2015	December 31, 2014
December 31, 2014	$352,000	$-
Additions	151,000	235,000
Unrealized loss (gain)	(182,000)	117,000
Settlements	-	-
Transfers	-	-
March 31, 2015	$321,000	$352,000

Change in unrealized loss (gain) included in earnings related to derivatives still held as of March 31, 2015 and December 31, 2014	$(182,000)	$117,000

9. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related party payables at March 31, 2015 and December 31, 2014 was approximately $6,000 and $10,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheets as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related party loans payable at March 31, 2015 and December 31, 2014 was approximately $21,000 and $22,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheets as current liabilities.

10. Capital Lease Obligations

Capital lease obligations consisted of the following as of March 31, 2015 and December 31, 2014 (rounded to the nearest thousand):

	March 31, 2015	December 31, 2014

Capital lease – building #1, interest at 6.25% , payments of $1,485 per month, final payment due December 1, 2031	$185,000	$186,000
Capital lease – building #2, interest at 6.00% , payments of $910 per month, final payment due October 7, 2023	73,000	75,000
Capital leases – equipment, interest at 36%, payments of $3,630 per month, terms 1-3 years	28,000	33,000
Total capital lease obligations	286,000	294,000
Current portion of capital lease obligations	(34,000)	(34,000)
Long-term portion of capital lease obligations	$252,000	$260,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
11. Stockholders’ Deficit

Preferred Stock

At March 31, 2015, the Company was authorized to issue 10,000,000 shares of its preferred stock with a par value of $0.01 per share.

There were no shares of the Company’s preferred stock issued and outstanding.

Common Stock

At March 31, 2015, the Company was authorized to issue 300,000,000 shares of its common stock with a par value of $0.0001 per share.

During the three months ended March 31, 2015, the Company issued 133,332 shares of common stock for services and recorded stock-based compensation of $9,200 based on the grant date fair value.

Options

On February 6, 2015, the Company granted options to purchase 400,000 shares of common stock at an exercise price of $0.10 per share. On each annual anniversary following the grant date, 100,000 options will fully vest.  The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $37,000. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.03%, (2) expected term of 4 years, (3) expected volatility of 82.92%, and (4) zero expected dividends.

During the quarter ended March 31, 2015, the Company recognized option stock-based compensation expense of $54,386.

The intrinsic value of the outstanding and exercisable options at March 31, 2015 was $0.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
Option activity during three months ended March 31, 2015 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2014	7,350,000	$0.10
Granted	400,000	0.10
Exercised	-	-
Cancelled	-	-

Outstanding at March 31, 2015	7,750,000	$0.10	9.46

Exercisable at March 31, 2015	-	$-	-

Warrants

See discussion of warrants in Note 8.

12. Commitments and Contingencies

The Company has an agreement with a consultant which requires the Company to issue 33,333 shares of common stock per month through September 2015.

13. Subsequent Events

On April 16, 2015, the Company entered into a promissory note agreement for $50,000 with a third party with cash proceeds of $48,795 and an origination fee of $1,205. The note matures in 6 months and bears annual interest of 15%.

On May 5, 2015, a convertible note holder converted $14,549 of the Company’s convertible note obligation into 658,304 shares of Company’s common stock.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our 10-K for the fiscal years ended December 31, 2014 filed on April 20, 2015. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of the Three-month Periods Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, we incurred a net loss of $178,527 compared to a loss of $117,040 for the same period ended March 31, 2014.

Net sales for the three months ended March 31, 2015 totaled $112,290 a decrease of 53% from $239,319 for the three months ended March 31, 2014.  This decrease was attributable to bad weather conditions. The Company primarily does repairs on equipment that is stored outdoors and due to bad weather conditions, many customers were unable reach the equipment.

Cost of goods sold for the three months ended March 31, 2015 was $103,569. Cost of goods sold decreased 46%, from $187,944 for the three months ended March 31, 2014. The cost of goods sold decreased due to lower sales and inventory adjustments.

General and administration expenses for the three months ended March 31, 2015 increased to $243,004 compared to $124,889 for the three months ended March 31, 2014. The increase was due primarily to an increase of $51,000 in stock based compensation and $69,000 in employee salaries.

Research and development expenses for the three months ended March 31, 2015 increased to $16,391 compared to $14,434 for the three months ended March 31, 2014.  The increase was due primarily to increased efforts in new product development.

Interest expense for the three months ended March 31, 2015 increased to $109,633 from $29,092 for the three months ended March 31, 2014, related to an increase from borrowings to finance operations.

Gain on change in fair value of derivatives for three months ended March 31, 2015 was $181,780, compared to $0 for three months ended March 31, 2014. For the three months ended March 31, 2014, the Company had no derivative liabilities.

Cash and Cash Equivalents

As of March 31, 2015, we had cash of $42,490 as compared to $36,734 as of December 31, 2014.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $42,490 and a working capital deficit of $555,636.  During the three-month period ended March 31, 2015, we funded our operations from advances and loans from third parties.

For the three-month period ended March 31, 2015, we used net cash of $244,573 in operations compared to $83,694 for the three-month period ended March 31, 2014. The increase was primarily due to the increased operating loss.

For the three-month period ended March 31, 2015 we used net cash of $4,083 for investing activities compared to $6,065 for the three-month period ended March 31, 2014. The decrease was primarily due to reduced spending on equipment.

For the three-month period ended March 31, 2015, we had net cash provided by financing activities of $254,412 compared to $68,292 for the three-month period ended March 31, 2014. The increase was primarily due to proceeds from notes payable and proceeds from convertible debt.

Our current cash requirements are significant based upon our plan to develop and market new product lines to grow our business.  We estimate a need for $1,000,000 in additional capital over the next 12 months which we expect will be provided by the Financing.  While we do not have any short-term plans to conduct any debt or equity financings beyond the financing commitment we presently have, we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek such financing sooner than anticipated.  There are no assurances that we will be able to raise such required working capital on terms favorable, or that such working capital will be available on any terms when needed.  The terms of such working capital may result in substantial dilution to existing shareholders.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future.

Off-Balance Sheet Arrangements

At March 31, 2015, there are no off-balance sheet arrangements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

4CABLE TV INTERNATIONAL INC.

Date:	May 19, 2015	By:	/s/ Steve Richey
		Name:	Steve Richey
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	May 19, 2015	By:	/s/ Ross DeMello
		Name:	Ross DeMello
		Title:	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)