Form 10-Q
period 2015-06-30
4Cable TV International, Inc.
filed 2015-08-19
CIK 1421901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2015

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-53983

4Cable TV International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	80-0955951
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:             August 18, 2015: 82,176,910 common shares

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PREPARED WITHOUT REVIEW BY AUDITORS

4Cable TV International Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS

Current assets
Cash and cash equivalents	$-	$36,734
Accounts receivable, net	14,190	12,368
Inventories, net	265,980	277,512
Prepaid expenses and other current assets	3,025	8,203
Total current assets	283,195	334,817

Property, plant and equipment, net	372,262	387,250

Total Assets	$655,457	$722,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$9,273	$-
Accounts payable and accrued liabilities	314,779	221,730
Related party payables	16,976	9,600
Related party debt	77,155	21,825
Current portion of notes payable	254,585	176,145
Current portion of convertible debt, net of discount of $249,874 and $204,146, respectively	85,582	53,504
Current portion of capital lease obligations	30,891	34,360
Current portion of derivative liabilities	1,883,549	284,279
Total current liabilities	2,672,790	801,443

Long-term liabilities
Capital lease obligations	245,980	260,361
Notes payable	791	1,045
Convertible debt, net of discount of $24,719 and $47,772, respectively	10,586	7,228
Derivative liabilities	249,949	67,800
Total long-term liabilities	507,306	336,434

Total liabilities	3,180,096	1,137,877

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized; 61,317,133 and 49,340,003 shares issued and outstanding, respectively	61,317	49,340
Additional paid-in capital	1,218,177	1,024,024
Accumulated deficit	(3,804,133)	(1,489,174)

Total stockholders' deficit	(2,524,639)	(415,810)

Total Liabilities and Stockholders' Deficit	$655,457	$722,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$99,833	$241,239	$212,123	$480,558
Cost of goods sold	77,679	107,091	181,248	395,085
Gross profit	22,154	134,148	30,875	85,473

Operating costs and expenses
Selling, general and administrative	229,157	111,610	472,161	236,499
Research and development	11,632	16,413	28,023	30,847
Total operating costs and expenses	240,789	128,023	500,184	267,346

Operating income loss	(218,635)	6,125	(469,309)	(181,873)

Other income (expense)
Interest expense	(105,098)	(29,109)	(214,731)	(58,201)
Unrealized gain on change in fair value of derivatives	(1,812,699)	-	(1,630,919)	-
Total other income (expense)	(1,917,797	(29,109)	(1,845,650)	(58,201)

Net loss	$(2,136,432)	$(22,984)	$(2,314,959)	$(240,074)

Net loss per common share – basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.01)

Weighted average common shares outstanding – basic and diluted	52,186,871	45,050,000	50,745,519	45,050,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4Cable TV International Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net loss	$(2,314,959)	$(240,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,945	17,399
Amortization of debt discount	154,729	3,500
Stock issued for services	9,200	-
Stock-based compensation	107,286	21,280
Unrealized loss in change in fair value of derivatives	1,630,919	-
Changes in operating assets and liabilities:
Accounts receivable	(1,822)	(15,135)
Inventories	11,532	(53,954)
Prepaid expenses and other current assets	5,178	(244)
Accounts payable and accrued liabilities	72,449	13,418
Related party payables	-	26,665
Net cash used in operating activities	(305,543)	(227,145)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,957)	(8,494)
Net cash used in investing activities	(4,957)	(8,494)

Cash flows from financing activities
Payments of capital lease obligations	(17,850)	(22,761)
Proceeds from sale of stock	-	159,000
Proceeds from notes payable	150,000	97,705
Payments on notes payable	(34,966)	(73,537)
Proceeds from convertible debt	167,500	-
Proceeds from related party debt	18,731	419
Payment on related party debt	(18,922)	(930)
Capital contributions	-	63,998
Net cash provided by financing activities	264,493	223,894

Net increase (decrease) in cash	(46,007)	(11,745)

Cash, beginning of period	30,734	21,928

Cash, end of period	$(9,273)	$10,183

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Income taxes	$-	$-
Interest	$60,179	$29,109

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
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

Cash

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. As of June 30, 2015 and December 31, 2014, the Company did not hold any cash equivalents.

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. As of June 30, 2015 and December 31, 2014, we had allowance for doubtful accounts of $16,039. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off. For the six months ended June 30, 2014 and 2013, we had no write offs of accounts receivable.

The Company factors substantially all of its invoices for certain customers (approved by the third party factor) without recourse to us and paid factoring fees of $16,203 and $17,491 for the six months ended June 30, 2015 and 2014, respectively.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

Concentrations of Risk

Sales to two customers accounted for 73% of the Company’s total net sales during the six months ended June 30, 2015 compared to 81% for two customers during the six months ended June 30, 2014. Other than the customers mentioned above, no customer accounted for 10% or more of the Company’s total net sales for the six months ended June 30, 2015 and 2014.

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

Advertising and Development

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs were $4,081 and $76,167 for the six months ended June 30, 2015 and 2014, respectively.

Research and Development Costs

Research and development (“R&D”) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales. Total R&D costs were $28,023 and $30,847 for the six months ended june 30, 2015 and 2014, respectively.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

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

Basic and Diluted Net Loss Per Common Share

Basic loss per common share equals net loss divided by weighted average common shares outstanding during the period. Diluted loss per share includes the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred net losses for the six months ended June 30, 2015 and 2014, and therefore, basic and diluted loss per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Potential equivalent common shares are as follows:

	2015	2014
Stock options	7,750,000	-
Warrants	1,750,000	-
Convertible debt	162,318,334	200,000
Total	171,818,334	200,000

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

Subsequent Events

The Company has evaluated all transactions from June 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

3. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and had a working capital deficit and accumulated deficit at June 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

4. Inventories

The inventory consists of raw materials that are used in the preparation of goods for sale. There were no finished products at June 30, 2015 and December 31, 2014. The Company’s inventories consisted of the following (rounded to the nearest thousand):

	June 30, 2015	December 31, 2014
Inventories	$289,000	$302,000
Less: Excess and obsolete reserve	(23,000)	(24,000)
Inventories, net	$266,000	$278,000

5. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following (rounded to the nearest thousand):

	June 30, 2015	December 31, 2014
Capital lease – building	$297,000	$297,000
Capital lease – equipment	81,000	81,000
Computer equipment	11,000	9,000
Machinery and tools	137,000	137,000
Office equipment	4,000	4,000
Test equipment	102,000	99,000
Subtotal	632,000	627,000
Accumulated depreciation	(260,000)	(240,000)
Total property, plant and equipment	$372,000	$387,000

For the six months ended June 30, 2015 and 2014, the Company recognized depreciation expense of $19,945 and $17,399, respectively.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
6. Notes Payable

Notes payable consist of the following items and payment terms (outstanding balances rounded to the nearest thousand):

	June 30, 2015	December 31, 2014
Superior Finance, interest at 4.5%, repay at $62 per month, due May 2017, guaranteed by shareholder	$1,000	$2,000
Current Electronics, zero interest, repay at $500 per month, paid in full	-	1,000
EBF Partners, original principal of $50,000, interest at 15%, payments of $540 per day, paid in full	-	17,000
Strategic Funding, original principal of $60,000, interest at 11%, payments of $567 per day, paid in full	-	1,000
IOU Central, original principal of $18,000, interest at 15%, payments of $1,894 per month, paid in full	-	1,000
On-Deck, interest at 36% per annum, repay at $540 per day for 378 days, due July 22, 2016	124,000	-
Third party loans, interest range at 0% to 24%, various terms	106,000	130,000
Loan from individual, interest at 15%, payments of interest only monthly, due July 10, 2015 (a)	25,000	25,000
Total notes payable	256,000	177,000
Current portion of notes payable	(255,000)	(176,000)
Long-term portion of notes payable	$1,000	$1,000

(a)	In the event the note is not paid in full on or before the due date, the Company will be required to issue 2,500,000 shares of the Company’s common stock to the lender.

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

7. Convertible Debt (cont`d)

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

The Company evaluated the terms of the convertible notes issued in 2014 and 2015 above in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did meet the definition of a liability and therefore bifurcated the conversion features and accounted for them as separate derivative liabilities (see Note 8). The Company recognized a debt discount in the amount of $431,000 that will be amortized to interest expense of the lives of the notes.  As of June 30, 2015, the amount of discount amortized for these notes was approximately $155,000.

Convertible debt consists of the following (outstanding balances rounded to the nearest thousand):

	June 30, 2015	December 31, 2014
Convertible note, dated December 13, 2013, bearing interest at 15% per annum, matures December 1, 2014, and convertible into shares of common stock at $0.12 per share, in default	$50,000	$50,000
Convertible note, dated October 24, 2014, bearing interest at 8% per annum, matures November 24, 2015, and convertible into shares of common stock at a variable conversion price	50,000	88,000
Convertible note, dated November 17, 2014, bearing interest at 8% per annum, matures August 19, 2015, and convertible into shares of common stock at a variable conversion price	10,000	54,000
Convertible note, dated November 19, 2014, bearing interest at 12% per annum, matures November 15, 2016, and convertible into shares of common stock at a variable conversion price	55,000	55,000
Convertible note, dated December 5, 2014, bearing interest at 8% per annum, matures December 5, 2015, and convertible into shares of common stock at a variable conversion price	58,000	66,000
Convertible note, dated January 5, 2015, bearing interest at 8% per annum, matures September 30, 2015, and convertible into shares of common stock at a variable conversion price	54,000	-
Convertible note, dated January 23, 2015, bearing interest at 8% per annum, matures January 23, 2016, and convertible into shares of common stock at a variable conversion price	26,000	-
Convertible note, dated January 30, 2015, bearing interest at 8% per annum, matures October 30, 2015, and convertible into shares of common stock at a variable conversion price	56,000	-
Convertible note, dated January 30, 2015, bearing interest at 8% per annum, matures October 30, 2015, and convertible into shares of common stock at a variable conversion price	32,000	-
Less: debt discount	(294,000)	(252,000)
Convertible debt, net	97,000	61,000
Less: current portion	(86,000)	(54,000)
Long-term portion	$11,000	$7,000

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

The derivative liabilities was valued on issuance date using the Black-Scholes Model with the following assumptions:

The derivative liabilities was valued on June 30, 2015 and December 31, 2014 using the Black-Scholes Model with the following assumptions:

	June 30, 2015	December 31, 2014
Shares of common stock issuable upon exercise of debt	162,318,334	3,559,295
Estimated market value of the common stock on measurement date	$0.0169	$0.085
Exercise price	$0.002	$0.04 – 0.12
Risk free interest rate (1)	0.27% - 0.54%	0.25% - 0.67%
Expected dividend yield	0%	0%
Expected volatility (2)	115%	196%
Expected exercise term in years	0.14 – 1.38	0.63 - 1.89
Fair value of debt derivative liability (rounded to nearest thousand)	$2,133,000	$290,000

(1)	The risk-free interest rate was determined by management using the one year and two year Treasury bill yield as of December 31, 2014 and June 30, 2015.
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

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

 8. Derivative Liabilities (cont`d)

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	June 30, 2015	December 31, 2014
Shares of common stock issuable upon exercise of debt	1,750,000	875,000
Estimated market value of common stock on measurement date	$0.017	$0.085
Exercise price	$0.05	$0.100
Risk free interest rate (1)	0.89%	1.10%
Expected dividend yield	0.00%	0.00%
Expected volatility (2)	115%	196%
Expected exercise term in years	2.32	2.84

Fair value of warrants derivative liability (rounded to the nearest thousand)	$5,000	$62,000

Fair values

The following table sets forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (rounded to the nearest thousand):

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - debt	$ -	$ -	$ 2,118,000	$ 280,000
Derivative liability – warrants	-	-	5,000	41,000
Total	-	-	2,133,000	321,000
Less: current portion	-	-	(1.883,000)	(269,000)
Long-term portion	$ -	$ -	$ 250,000	$ 52,000

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - debt	$ -	$ -	$ 290,000	$ 290,000
Derivative liability – warrants	-	-	62,000	62,000
Total	-	-	352,000	352,000
Less: current portion	-	-	(284,000)	(284,000)
Long-term portion	$ -	$ -	$ 68,000	$ 68,000

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
 8. Derivative Liabilities (cont`d)

The following table sets forth the changes in fair value measurements of our Level 3 debt and warrant derivative liabilities from December 31, 2014 to March 31, 2015 (rounded to the nearest thousand):

	December 31, 2014	Additions	Decrease in Fair Value of Derivative Liability	June 30, 2015

Derivative liability - debt	$290,000	$151,000	$1,677,000	$2,118,000
Derivative liability - warrants	62,000	-	(21,000)	5,000
	352,000	$151,000	$1,656,000	2,133,000
Less: current portion	(284,000)			(1,883,000)
Long-term portion	$68,000			$250,000

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy from December 31, 2014 to June 30, 2015 (rounded to the nearest thousand):

	June 30, 2015	December 31, 2014
December 31, 2014	$352,000	$-
Additions	151,000	235,000
Unrealized loss (gain)	1,739,000	117,000
Settlements	(109,000)	-
Transfers	-	-
June 30, 2015	$2,133,000	$352,000

Change in unrealized loss (gain) included in earnings related to derivatives still held as of June 30, 2015 and December 31, 2014	$1,639,000	$117,000

9. Significant Transactions with Related Parties

The shareholders of the Company have advanced the Company money and have received partial payment on those advances. The total related party payables at June 30, 2015 and December 31, 2014 was approximately $17,000 and $10,000, respectively. All related party advances bear no interest, are payable on demand and are classified on the accompanying balance sheets as current liabilities.

The shareholders of the Company have loaned the Company money and have received partial payment on those loans. The total related party loans payable at June 30, 2015 and December 31, 2014 was approximately $77,000 and $22,000, respectively. All related party loans have interest rates between 6% and 7%, are payable on demand and are classified on the accompanying balance sheets as current liabilities.

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements
10. Capital Lease Obligations

Capital lease obligations consisted of the following as of June 30, 2015 and December 31, 2014 (rounded to the nearest thousand):

	June 30, 2015	December 31, 2014

Capital lease – building #1, interest at 6.25% , payments of $1,485 per month, final payment due December 1, 2031	$183,000	$186,000
Capital lease – building #2, interest at 6.00% , payments of $910 per month, final payment due October 7, 2023	71,000	75,000
Capital leases – equipment, interest at 36%, payments of $3,630 per month, terms 1-3 years	23,000	33,000
Total capital lease obligations	277,000	294,000
Current portion of capital lease obligations	(31,000)	(34,000)
Long-term portion of capital lease obligations	$246,000	$260,000

11. Stockholders’ Deficit

Preferred Stock

At June 30, 2015, the Company was authorized to issue 10,000,000 shares of its preferred stock with a par value of $0.01 per share.

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

During the three months ended June 30, 2015, the Company issued 11,843,798 shares of common stock for conversion of convertible debt based on the agreement price of 89,473 on the day of conversion.

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

During the six months ended June 30, 2015, the Company recognized option stock-based compensation expense of $100,952.

The intrinsic value of the outstanding and exercisable options at June 30, 2015 was $0.

Option activity during six months ended June 30, 2015 was:

4Cable TV International Inc.
Notes to Unaudited Consolidated Financial Statements

11. Stockholders’ Deficit (cont`d)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2014	7,350,000	$0.10
Granted	400,000	0.10
Exercised	-	-
Cancelled	-	-

Outstanding at June 30, 2015	7,750,000	$0.10	9.21

Exercisable at June 30, 2015	-	$-	-

Warrants

See discussion of warrants in Note 8.

12. Commitments and Contingencies

The Company has an agreement with a consultant which requires the Company to issue 33,333 shares of common stock per month through September 2015.

13. Subsequent Events

Common stock certs for the following debt conversions were issued in July and recorded as common stock payable:
On June 24, 2015, a convertible note holder converted $11,391 of the Company’s convertible note obligation into 4,045,135 shares of Company’s common stock.
On June 26, 2015, a convertible note holder converted $4,375 of the Company’s convertible note obligation into 2,500,000 shares of Company’s common stock.
On June 30, 2015, a convertible note holder converted $4,400 of the Company’s convertible note obligation into 2,470,844 shares of Company’s common stock.

On August 6, 2015 the Board of Directors issued 5 shares of Series A preferred stock to certain officers and directors of the Company.

On August 11, 2015 the Board of Directors approved an amendment to the Articles of Incorporation to:
  - increase the number of authorized common shares to 5,000,000,000
  - increase the number of authorized preferred shares to 50,000,000
  - set the par value of the Common and Preferred stock to $.00001

On August 11, 2015 the Board of Directors accepted the resignation of Ross DeMello as Interim Chief Financial Officer and as a member of the board.

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

Comparison of the Three-month Periods Ended June 30, 2015 and 2014

For the three months ended June 30, 2015, we incurred a net loss of $2,136,432 compared to a loss of $22,894 for the same period ended June 30, 2014.

Net sales for the three months ended June 30, 2015 totaled $99,833 a decrease of 59% from $241,239 for the three months ended June 30, 2014.  This decrease was attributable to continued impact of the first quarter bad weather conditions which resulted in slow sales.

Cost of goods sold for the three months ended June 30, 2015 was $77,679. Cost of goods sold decreased 46%, from $107,091 for the three months ended June 30, 2014. The cost of goods sold decreased due to lower sales and inventory adjustments.

General and administration expenses for the three months ended June 30, 2015 increased to $229,157 compared to $111,610 for the three months ended June 30, 2014. The increase was due primarily to an increase of $55,400 in stock based compensation and $53,000  in employee salaries.

Research and development expenses for the three months ended June 30, 2015 increased to $11,632 compared to $16,413 for the three months ended June 30, 2014.  The increase was due primarily to decreased efforts in new product development.

Interest expense for the three months ended June 30, 2015 increased to $105,098 from $29,109 for the three months ended June 30, 2014, related to an increase from borrowings to finance operations.

Gain on change in fair value of derivatives for three months ended June 30, 2015 was $1,812,699, compared to $0 for three months ended June 30, 2014. For the three months ended June 30, 2014, the Company had no derivative liabilities.

Comparison of the Six month Periods Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, we incurred a net loss of $2,314,959 compared to a loss of $240,074 for the same period ended June 30, 2014.

Net sales for the six months ended June 30, 2015 totaled $212,123 a decrease of 56% from $480,558 for the six months ended June 30, 2014.  This decrease was attributable to bad weather conditions in the first quarter with clients requiring more  repair and maintenance time resulting in slower new product orders.

Cost of goods sold for the six months ended June 30, 2015 was $181,248. Cost of goods sold decreased 54%, from $395,085 for the six months ended June 30, 2014. The cost of goods sold decreased due to lower sales and inventory adjustments.
General and administration expenses for the six months ended June 30, 2015 increased to $472,161 compared to $236,499 for the six months ended June 30, 2014. The increase was due primarily to an increase of $ 79,600 in stock based compensation and $128,000 in employee salaries.

Research and development expenses for the six months ended June 30, 2015 increased to $28,023 compared to $30,847 for the six months ended June 30, 2014.  The increase was due primarily to decreased efforts in new product development.

Interest expense for the six months ended June 30, 2015 increased to $214,731 from $58,201 for the six months ended June 30, 2014, related to an increase from borrowings to finance operations.

Gain on change in fair value of derivatives for six months ended June 30, 2015 was $1,630,919, compared to $0 for six months ended June 30, 2014. For the six months ended June 30, 2014, the Company had no derivative liabilities.

Cash and Cash Equivalents

As of June 30, 2015, we had negative cash of $9,273 as compared to $36,734 as of December 31, 2014.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital of approximately $1,000,000 to fund our operational and research and development needs over the next twelve months.

Liquidity and Capital Resources

As of June 30, 2015, we had deficit cash of $9,273 and a working capital deficit of $2,389,575.  During the six month period ended June 30, 2015, we funded our operations from advances and loans from third parties.

For the six month period ended June 30, 2015, we used net cash of $305,543 in operations compared to $227,145 for the six month period ended June 30, 2014. The increase was primarily due to the increased operating loss.

For the six month period ended June 30, 2015 we used net cash of $4,957 for investing activities compared to $8,494 for the six month period ended June 30, 2014. The decrease was primarily due to reduced spending on equipment.

For the six month period ended June 30, 2015, we had net cash provided by financing activities of $264,493 compared to $223,894 for the six month period ended June 30, 2014. The increase was primarily due to proceeds from notes payable and proceeds from convertible debt.

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

Off-Balance Sheet Arrangements

At June 30, 2015, there are no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At this time this is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated April 4, 2013 (incorporated by reference from registrant’s Current Report on Form 8-K filed on April 8,2013)

3.1	Articles of Incorporation (incorporated by reference from registrant’s Quarterly report on Form 10-Q filed on August 19, 2013

3.2	Bylaws (incorporated by reference from registrant’s Registration Statement on Form SB-2 filed on January 22, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

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

4CABLE TV INTERNATIONAL INC.
(Registrant)

Date: August 19, 2015	/s/ Steve Richey
Steve Richey
Chief Executive Officer and President
(Principal Executive Officer)